Form 10QSB
period 2006-06-30
Stem Cell Therapy International, Inc.
filed 2006-08-21
CIK 1360479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

[    ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

                      For the transition period from    to

                         Commission file number 0-17232

                      STEM CELL THERAPY INTERNATIONAL, INC.

        (Exact name of small business issuer as specified in its charter)


                   NEVADA                              88-0374180
       (State or other jurisdiction of        (IRS Employer Identification
        Incorporation or organization)                   Number)


                 2203 N. Lois Avenue, 9th Floor, Tampa, FL 33607

                    (Address of principal executive offices)

                                 (813) 600-4088

                           (Issuer's telephone number)

                                 Not applicable

    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes   [X]    No [
]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No {X}

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

34,136,869 shares of common stock, $0.001 par value, as of June 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No  [X]

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information refer to the financial statements and footnotes thereto included in the Company's Registration Statement filed on Form 10-SB filed with the Securities and Exchange Commission.

                      Stem Cell Therapy International Inc.
                         (a development stage enterprise)

                              Financial Statements

                                    CONTENTS



Financial  Statements:

     Balance Sheets as of June 30, 2006 (unaudited) and March 31, 2006       F-1

     Statements of Operations for the three months ended June 30, 2006 and 2005 (unaudited) and from Inception (December 2, 2004) through June 30, 2006
     (unaudited)                                                             F-2

     Statements of Changes in Stockholders' Equity for the three months ended
     June 30, 2006 and 2005 (unaudited)                               F-3 to F-4

     Statements of Cash Flows for the three months ended June 30, 2006 and 2005 (unaudited) and from Inception (December 2, 2004) through June 30, 2006
     (unaudited)                                                             F-5

     Notes to Financial Statements                                   F-6 to F-15

                      Stem Cell Therapy International Inc.
                         (a development stage enterprise)

                                 Balance Sheets


                                                       June 30, 2006    March 31, 2006
                                                       ---------------  ----------------
                                                           (unaudited)
ASSETS
Current assets:
 Cash                                                  $       14,661   $        32,642
 Prepaid expenses                                             192,523            77,531
                                                       ---------------  ----------------
Total current assets                                          207,184           110,173

Certificate of deposit, restricted                            120,000           120,000
Deposits                                                        1,589             1,589
Prepaid expenses, long-term                                     1,167             1,417
Intangible asset, net                                           4,583             4,708
                                                       ---------------  ----------------

Total Assets                                           $      334,523   $       237,887
                                                       ===============  ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable                                      $       50,789   $        28,370
 Accrued expenses                                              75,000            75,000
 Accrued payroll                                               72,104            35,000
 Deferred revenue                                              24,275                 -
 Stockholder advances                                          48,742            48,377
 Due to related party                                         225,200           224,972
                                                       ---------------  ----------------
Total current liabilities                                     496,110           411,719
                                                       ---------------  ----------------

Commitments and contingencies (Note 9)                              -                 -

Stockholders' deficit:
 Preferred stock; $.001 par value; 10,000,000 shares
   authorized and 500,000 issued and outstanding                  500               500
 Common stock; $.001 par value; 100,000,000 shares
   authorized and 34,136,869 and 33,672,510 issued
   and outstanding as of June 30, 2006 and
   March 31, 2006, respectively                                34,137            33,672
 Additional paid-in capital                                   525,933           324,398
 Deficit accumulated during development stage                (722,157)         (532,402)
                                                       ---------------  ----------------
Total stockholders' deficit                                  (161,587)         (173,832)
                                                       ---------------  ----------------

Total liabilities and stockholders' deficit            $      334,523   $       237,887
                                                       ===============  ================

The  accompanying  notes  are  an  integral  part  of  the financial statements.

                      Stem Cell Therapy International Inc.
                         (a development stage enterprise)

                            Statements of Operations



                                                                                 December 2, 2004
                                                   Three Months Ended            (Date of Inception)
                                          -------------------------------------  Through June 30,
                                          June 30, 2006         June 30, 2005    2006
                                          --------------------  ---------------  ------------------
                                                   (unaudited)      (unaudited)         (unaudited)

Sales                                     $            25,705   $            -   $         106,639

Cost of goods sold                                     14,525                -              66,625
                                          --------------------  ---------------  ------------------

Gross profit                                           11,180                -              40,014
Operating expenses:
  Selling, general and administrative                 200,749   $       58,835             754,101
                                          --------------------  ---------------  ------------------
                                                      200,749           58,835             754,101
                                          --------------------  ---------------  ------------------

Loss from operations                                 (189,569)         (58,835)           (714,087)

Other (expense) income:
  Interest (expense) income, net                         (186)             101              (8,070)
                                          --------------------  ---------------  ------------------

Net loss before taxes                                (189,755)         (58,734)           (722,157)

Income tax expense                                          -                -                   -
                                          --------------------  ---------------  ------------------

Net loss                                             (189,755)         (58,734)           (722,157)

Less:  Dividends on preferred stock                         -                -             (10,000)
                                          --------------------  ---------------  ------------------

Loss attributable to common shareholders  $          (189,755)  $      (58,734)  $        (732,157)
                                          ====================  ===============  ==================

Loss per share, basic and diluted         $              (.01)  $         (.00)  $            (.03)
                                          ====================  ===============  ==================

Weighted average number
  of common shares outstanding,
  basic and diluted                                33,813,490       16,862,667          25,928,721
                                          ====================  ===============  ==================


    The accompanying notes are an integral part of the financial statements.

                      STEM CELL THERAPY INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
  FOR THE PERIOD FROM DECEMBER 2, 2004 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
                                   (UNAUDITED)



                                                                                                   DEFICIT
                                               COMMON STOCK       PREFERRED STOCK                  ACCUMULATED
                                          ---------------------  ------------------  ADDITIONAL    DURING
                                                                                     PAID-IN       DEVELOPMENT
                                          SHARES       AMOUNT    SHARES    AMOUNT    CAPITAL       STAGE          TOTAL
                                          -----------  --------  --------  --------  ------------  -------------  ----------
Issuance of common stock for cash         13,550,000   $13,550          -  $      -  $         -   $          -   $  13,550
                                          -----------  --------  --------  --------  ------------  -------------  ----------
Exercise of stock options for services       500,000       500          -         -            -              -         500
                                          -----------  --------  --------  --------  ------------  -------------  ----------
Issuance of common stock and options for
acquisition deposit                        5,000,000     5,000          -         -        2,749              -       7,749
                                          -----------  --------  --------  --------  ------------  -------------  ----------
Stock options issued for services                  -         -          -         -          906              -         906
                                          -----------  --------  --------  --------  ------------  -------------  ----------
Issuance of common stock for services      2,170,000     2,170          -         -            -              -       2,170
                                          -----------  --------  --------  --------  ------------  -------------  ----------
Net loss for the period                            -         -          -         -            -        (26,241)    (26,241)
                                          -----------  --------  --------  --------  ------------  -------------  ----------
Balance, March 31, 2005                   21,220,000   $21,220          -  $      -  $     3,655   $    (26,241)  $  (1,366)
                                          -----------  --------  --------  --------  ------------  -------------  ----------
Cancellation of common stock issued
and options awarded for services          (5,600,000)   (5,600)         -         -       (2,749)             -      (8,349)
                                          -----------  --------  --------  --------  ------------  -------------  ----------
Issuance of common stock for services      8,741,832     8,741          -         -      299,898              -     308,639
                                          -----------  --------  --------  --------  ------------  -------------  ----------
Reverse acquisition, September 1, 2005     6,310,678     6,311          -         -         (906)             -       5,405
                                          -----------  --------  --------  --------  ------------  -------------  ----------
Issuance of common stock for a
reduction in stockholder advances          3,000,000     3,000          -         -            -              -       3,000
                                          -----------  --------  --------  --------  ------------  -------------  ----------
Issuance of preferred stock for cash               -         -    500,000       500       34,500              -      35,000
                                          -----------  --------  --------  --------  ------------  -------------  ----------
Dividend on preferred stock                        -         -          -         -      (10,000)             -     (10,000)
                                          -----------  --------  --------  --------  ------------  -------------  ----------


                                                                                                   DEFICIT
                                               COMMON STOCK       PREFERRED STOCK                  ACCUMULATED
                                          ---------------------  ------------------  ADDITIONAL    DURING
                                                                                     PAID-IN       DEVELOPMENT
                                          SHARES       AMOUNT    SHARES    AMOUNT    CAPITAL       STAGE          TOTAL
                                          -----------  --------  --------  --------  ------------  -------------  ----------
Net loss for the year ended
March 31, 2006                                     -        -          -         -             -       (506,161)  ($506,161)
                                          -----------  --------  --------  --------  ------------  -------------  ----------
Balance, March 31, 2006                    33,672,510  $33,672    500,000  $    500  $    324,398     ($532,402)   (173,832)
                                          -----------  --------  --------  --------  ------------  -------------  ----------
Issuance of common stock for
 services (unaudited)                         464,359      465         -         -        201,535             -     202,000
                                          -----------  --------  --------  --------  ------------  -------------  ----------
Net loss for the three months
 ended June 30, 2006 (unaudited)                   -        -          -         -             -       (189,755)   (189,755)
                                          -----------  --------  --------  --------  ------------  -------------  ----------
                                           34,136,869  $34,137   500,000   $    500  $    525,933     ($722,157)  ($161,587)









    The accompanying notes are an integral part of the financial statements.

                      Stem Cell Therapy International Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows

                                                                               December 2, 2004
                                             Three Months     Three Months      (Date of Inception)
                                             Ended            Ended            Through June 30,
                                             June 30, 2006    June 30, 2005                   2006
                                             ---------------  ---------------  --------------------
                                                 (unaudited)      (unaudited)           (unaudited)
OPERATING ACTIVITIES
  Net loss                                   $     (189,755)  $      (58,734)  $          (722,157)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Stock based compensation                         64,848            1,301               337,995
    Amortization                                        125                -                   417
      (Increase) decrease in:
        Prepaid expenses                             22,410             (195)              (17,665)
        Deposits                                          -            7,749                (1,589)
      Increase in:
        Accounts payable                             22,419           16,570                50,789
        Accrued payroll                              37,104                -                72,104
        Accrued expenses                                  -                -                75,000
        Deferred revenue                             24,275                -                24,275
                                             ---------------  ---------------  --------------------
    Net cash used by operating activities           (18,574)         (33,309)             (180,831)
                                             ---------------  ---------------  --------------------

INVESTING ACTIVITIES
  Investment in certificate of deposit,
    restricted                                            -                -              (120,000)
                                             ---------------  ---------------  --------------------
    Net cash used by investing activities                 -                -              (120,000)
                                             ---------------  ---------------  --------------------

FINANCING ACTIVITIES
  Proceeds from advances from stockholder               365           20,793                52,517
  Payments to stockholder                                 -                -                  (775)
  Advances from related party                           228           12,297               225,200
  Proceeds from sale of stock                             -            1,850                38,550
                                             ---------------  ---------------  --------------------
    Net cash provided by financing
      activities                                        593           34,940               315,492
                                             ---------------  ---------------  --------------------

NET (DECREASE) INCREASE IN CASH                     (17,981)           1,631                14,661
CASH AT BEGINNING OF PERIOD                          32,642            7,310                     0
                                             ---------------  ---------------  --------------------

CASH AT OF END OF PERIOD                     $       14,661   $        8,941   $            14,661
                                             ===============  ===============  ====================

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION AND
NON-CASH FINANCING ACTIVITIES:

    Cash paid for interest                   $            -   $            -   $                79
                                             ===============  ===============  ====================
    Common stock issued for a reduction
             in advance from stockholder     $            -   $        3,000   $             3,000
                                             ===============  ===============  ====================
    Common stock issued (returned) for
            acquisition deposit              $            -          ($7,749)  $             7,749
                                             ===============  ===============  ====================
    Common stock issued for purchase of
            intangible assets                $            -   $            -   $             5,000
                                             ===============  ===============  ====================
    Common stock issued for services to be
           rendered over subsequent periods  $      202,000   $            -   $           507,709
                                             ===============  ===============  ====================

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
          For the Three Months Ended June 30, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                        through June 30, 2006 (unaudited)


1.     BACKGROUND  INFORMATION  AND  BASIS  OF  PRESENTATION

     Company  Background

Stem Cell Therapy International, Inc. (the "Company"), was originally incorporated in the state of Nevada on December 28, 1992 as Arklow Associates, Inc. The Company's operating business is Stem Cell Therapy International Corp. ("Stem Cell Florida") a wholly owned subsidiary which is a development stage enterprise and was incorporated in the state of Nevada on December 2, 2004. To date, the Company's activities have been limited to raising capital, organizational matters, and the structuring of its business plan. The corporate headquarters is located in Tampa, Florida.

The Company is engaged in the licensing of stem cell technology, the sales of stem cell products, and information, education, and referral services relating to potential stem cell therapy patients. The Company manufactures allo stem cell biological solutions that are currently being used in the treatment of patients suffering from degenerative disorders of the human body such as Alzheimer's, Parkinson's Disease, ALS, leukemia, muscular dystrophy, multiple sclerosis, arthritis, spinal cord injuries, brain injury, stroke, heart disease, liver and retinal disease, diabetes as well as certain types of cancer. The Company has established agreements with highly specialized, professional medical treatment facilities around the world in locations where stem cell transplantation therapy is approved by the appropriate local government agencies. The Company intends to provide these biological solutions containing stem cell products in the United States to universities, institutes and privately funded laboratory facilities for research purposes and clinical trials. Its products, which are available now, include various allo stem cell biological solutions (containing human stem cells), low-molecular proteins and human growth factor hormones. The Company intends to deliver stem cell transplants worldwide and educate and consult with physicians and patients in the clinical aspects of stem cell transplantation.

Effective September 1, 2005, Stem Cell Florida entered into a Reorganization and Stock Purchase Agreement (the Agreement) with the Company, which was then named Altadyne, Inc., a company quoted on the Pink Sheets and which has no ongoing operations. Under the terms of the agreement, the Company (then Altadyne, Inc.) acquired Stem Cell Florida and changed its name to Stem Cell Therapy International, Inc.

Effective September 1, 2005, Stem Cell Therapy International, Inc. revised its Articles of Incorporation to reflect the establishment of 500,000 shares of Series A Participating Preferred Stock with $.001 par value.

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
          For the Three Months Ended June 30, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                        through June 30, 2006 (unaudited)



1.     BACKGROUND  INFORMATION  AND  BASIS  OF  PRESENTATION  (CONTINUED):

     Basis of presentation:

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results for a full year.

The financial statements for the period ended June 30, 2006 and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2006 as filed in the Form 10-SB, filed with the Securities and Exchange Commission on July 31, 2006.

2.     LIQUIDITY  AND  MANAGEMENT'S  PLANS:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended June 30, 2006 and the period since December 2, 2004 (date of inception) through June 30, 2006, the Company has had a net loss of $189,755 and $732,157, respectively and cash used by operations of $18,574 and $180,831, respectively, and negative working capital of $288,926 at June 30, 2006. As of June 30, 2006, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities and shareholder advances. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities and loans from the Company's Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commereical terms, if at all.

3.     SIGNIFICANT  ACCOUNTING  POLICIES:

     Use  of  estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration  of  credit  risk:

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Intangible asset:

Intangible asset consists of licensing rights. Intangibles are amortized using the straight-line method over a period of 10 years, the term of the licensing rights agreement.

Impairment of long-lived assets:

The Company evaluates the recoverability of its long-lived assets or asset groups whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related assets exceeds the undiscounted future cash flows of the assets, the carrying amount would be reduced to the present value of their expected future cash flows and an impairment loss would be recognized. There has been no impairment losses in the period presented.

Revenue  recognition:

Revenue is derived from the licensing of stem cell technology, the sale of stem cell products, and providing informational and referral services; we have no plans to enter into any other revenue transaction in the near future. In accordance with Staff Accounting Bulletin No. 104 "Revenue Recognition" ("SAB No. 104") revenue related to these licenses, sales and services is recognized upon delivering the license or product, or rendering the services, respectively. Any payments received prior to delivery of the products or services are included in deferred revenue and recognized once the products are delivered or the services are performed.

Income  taxes:

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

Loss  per  common  share:

Basic and diluted earnings per share are computed based on the weighted average number of common stock outstanding during the period. Common stock equivalents are not considered in the calculation of diluted earnings per share for the periods presented because their effect would be anti-dilutive.

Stock-based compensation:

In April 2006, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123R - Share-based Payments (FAS 123R) replacing Accounting for Stock-Based Compensation ("FAS 123"), which are similar and require the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The adoption of this standard had no significant impact on the Company's results of operations during the three months ended June 30, 2006.

Reclassifications:

Certain reclassifications have been made to the March 31, 2006 balance sheet to conform with the June 30, 2006 presentation. Such reclassifications had no impact on net income as previously reported.

Recently issued accounting pronouncements:

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle in most circumstances. The provisions of SFAS No. 154 are effective in fiscal years beginning after December 15, 2005. The Company plans to prospectively adopt SFAS No. 154 at the beginning of the 2007 fiscal year.

The Financial Accounting Standards Board ("FASB") has recently announced a new interpretation, FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which will be effective for fiscal years beginning after December 15, 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not determined the impact of the adoption of FIN 48 on its consolidated financial statements.

4.     BUSINESS  REORGANIZATION

Effective September 1, 2005, Stem Cell Florida entered into a Reorganization and Stock Purchase Agreement (the Agreement) with the Company, then named Altadyne, Inc., a company quoted on the Pink Sheets, which had no assets, liabilities or ongoing operations. Under the terms of the agreement, the Company, (then Altadyne) acquired 100% of the issued and outstanding shares of common stock of Stem Cell Florida in a non-cash transaction and Stem Cell Florida became a wholly owned subsidiary of the Company. Subsequent to the merger, Altadyne changed its name to Stem Cell Therapy International Inc. This transaction is accounted for as a reverse merger, with Stem Cell Florida treated as the accounting acquirer for financial statement purposes.

The results of operations for Stem Cell Florida, the accounting acquirer, for the period from inception (December 2, 2004) have been included in the statement of operations of the Company.

5.     INTANGIBLE  ASSET

     Intangible asset consists of the following:

                                        June 30, 2006     March 31, 2006
                                        (unaudited)                   _
                                        -----------       --------------
     Licensing rights                   $     5,000       $        5,000

     Less: accumulated amortization     (      417)       (         292)
                                        -----------       --------------
                                        $     4,583       $        4,708
                                        ===========       ==============

     Expected future amortization of the intangible asset is as follow:

          Year ending June 30,
          --------------------
          2007                  $    500
          2008                       500
          2009                       500
          2010                       500
          2011                       500
          Thereafter               2,083
                             -----------
                             $     4,583
                             ===========

6.     RELATED  PARTY  TRANSACTION

Stockholder advances consist of advances from an officer and stockholder of the Company to assist with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

Due to related party is a demand note to a consulting company owned by a significant stockholder. The note is non-interest bearing and unsecured.

7.     EQUITY:

     Capitalization:

The Company has 100,000,000 shares of common stock authorized. In addition, there are 10,000,000 authorized shares of participating convertible preferred stock, $.001 par value, the issuance of which is subject to approval by the Board of Directors. The Board of Directors has the authority to declare dividends. The voting rights of the convertible preferred stockholders are equivalent to that of the common stockholders. The convertible preferred stock can be converted at any time by the holder into one share of common stock. As of June 30, 2006, the Company had 500,000 shares of convertible preferred stock issued and outstanding. Management determined that the convertible preferred stock contained a beneficial conversion feature based on the effective conversion price and the fair value of the convertible preferred stock. The beneficial conversion was recorded in an amount equal to the difference between the calculated fair value and the book value, which was $10,000 and was recorded as additional paid in capital , as the preferred stock can be converted at any time after the issue date.

Stock  options:

The following table summarizes the activity related to all Company stock options for the three months ended June 30, 2006 and 2005 and the period from December 2, 2004 (Date of Inception) through June 30, 2006:

                                                               Weighted Average
                                              Exercise Price   Exercise Price
                                 Stock        per Share        per Share
                                              ---------------  -----------------
                                 Options      Options          Options
                                 -----------  ---------------  -----------------
Outstanding at December 2, 2004           -
  Granted                         6,000,000   $    0.001-0.75  $            0.18
  Exercised                        (500,000)            0.001              0.001
                                 -----------  ---------------  -----------------
Outstanding at March 31, 2005     5,500,000   $    0.003-0.75  $           0.196

Canceled or expired              (5,500,000)
                                 -----------
Outstanding at June 30, 2006              -
                                 ===========

8.     INCOME  TAXES

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

                                                                                   Period from
                                                  Three Months Ended               December 2, 2004
                                           --------------------------------------  through
                                           June 30, 2006         June 30, 2005     June 30, 2006
                                           --------------------  ----------------  ------------------
Income tax provision at statutory rate                ($65,077)         ($19,970)          ($246,114)
Increase (decrease) in income tax due to:
  Nondeductible expenses
  State income taxes, net                               (6,307)           (2,132)            (25,570)
  Change in valuation allowance                         71,384            22,102             271,684
-----------------------------------------  --------------------  ----------------  ------------------
                                           $                 0   $             0   $               0
                                           --------------------  ----------------  ------------------

                                           June 30, 2006         March 31, 2006
Deferred tax (liability) asset:
  Accrued payroll                          $            27,133   $        13,200
  Net operating loss carryforward                      244,551           187,100
-----------------------------------------  --------------------  ----------------
                                                       271,684           200,300
  Valuation allowance                                 (271,684)         (200,300)
-----------------------------------------  --------------------  ----------------
  Total deferred taxes                     $                 0   $             0
-----------------------------------------  --------------------  ----------------

     Income taxes are based on estimates of the annual effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $649,884. The loss carry forwards expire beginning in 2025. Due to the Company's continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

9.     COMMITMENTS  AND  CONTINGENCIES

Letter  of  credit:

As of June 30, 2006, the Company had a standing letter of credit with a financial institution for $120,000 which is available to be drawn against accounts maintained by the Company with the financial institution. This letter of credit serves as a guarantee of payment for a third party vendor. This standing letter of credit is collateralized by a $120,000 certificate of deposit.

Consulting  agreements:

The Company has entered into several consulting agreements with other companies and individuals to provide consulting and advisory services to the Company. The agreements provide for terms ranging from one to three years. Additionally, the consulting agreements required the issuance of 3,939,000 shares of the Company's common stock valued at $271,409 on the date of the performance commitment. As of June 30, 2006, the Company had issued these shares of common stock and has included $138,001 in prepaid expenses for services not yet performed pursuant to the agreements.

The Company has entered into several consulting agreements with doctors to provide consulting and advisory services to the Company. The agreements provide for six months to one year service terms. In exchange for these services, the Company issued a total of 110,000 shares of common stock valued at $114,230 on the date of the performance commitment. As of June 30, 2006, the Company had issued these shares of common stocks and included $38,024 in prepaid expenses for services not yet performed pursuant to the agreements.

Effective May 4, 2005, the Company entered into an agreement with Westminster Securities Corporation (Westminster) for consulting services and to secure funding and/or lines of credit. In exchange for these services, the Company paid Westminster a $20,000 retainer and will pay 10% of any equity-based funding, 8% of any debt-based convertible funding, 5% of any nonconvertible debt-based funding, as well as, issue warrants equal to 10% of the number of shares of stock issued in connection with the funding. As of June 30, 2006, no funding has been secured, however, Westminster did facilitate the acquisition of Altadyne, and therefore received 379,000 shares of common stock in September 2005.

Licensing  agreement:

Effective September 1, 2005, the Company entered into a ten year licensing agreement with the Institute of Cell Therapy, a company incorporated and organized under the laws of Kiev, Ukraine ("ICT"). The agreement grants the Company an exclusive right and license in most parts of the world to utilize patents, processes and products owned or produced by ICT in connection with the operation of the Company's business. In exchange for the license, the Company agrees to exclusively purchase all biological solution of stem cell Allo Transplant materials from ICT for a three year period. Such Allo Transplant materials shall be at a cost of $6,500 per patient per condition. The Company has provided ICT with a $120,000 irrevocable letter of credit in ICT's favor for the first three year's of the agreement. Pursuant to the agreement, the Company issued ICT 5,000,000 shares of the Company's common stock recorded at the fair market value of the Company's common stock of $5,000 and is included as intangible assets in the accompanying balance sheet.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF STEM CELL THERAPY INTERNATIONAL, INC. AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FILING. STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND ELSEWHERE IN THIS FILING ON FORM 10-QSB THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS."

The following management discussion should be read together with the Stem Cell Therapy International, Inc. financial statements included in this Form 10QSB. See "Index to Financial Statements". Those financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America.

                                General Overview

     Stem Cell Therapy International, Inc. (the "Company") was originally incorporated in Nevada on December 28, 1992 as Arklow Associates, Inc., and after several name changes was renamed Altadyne, Inc. By March, 2005, the Company (then Altadyne, Inc.) had no assets, liabilities, or ongoing business. On March 20, 2005, R Capital Partners ("R Capital") acquired the Company (then Altadyne, Inc.), and on September 1, 2005, Stem Cell Therapy International Corp., a Nevada corporation ("Stem Cell Florida") acquired the Company by way of a reverse acquisition. Following the transaction, Stem Cell Florida was a wholly owned subsidiary of the Company, and Stem Cell Florida's shareholders became shareholders of the Company. On October 5, 2005, the Company changed its name to Stem Cell Therapy International, Inc. to reflect the new business of the Company. This transaction is accounted for as a reverse merger, with Stem Cell Florida treated as the accounting acquirer for financial statement purposes.

     Stem Cell Florida was incorporated in Nevada on December 2, 2004. Following the reverse acquisition, the Company assumed and is continuing the operations of Stem Cell Florida. The Company's executive management team are:
Calvin C. Cao, Chairman and Chief Executive Officer, Daniel J. Sullivan, Chief Financial Officer, and Peter K. Sidorenko, Chief Operating Officer. The
Company's affiliate in the Ukraine also has the following non-executive officers: Dr. Yuriv Gladkikh, Chief Scientist; Dr. Galina Lobyntseva, Chief of Manufacture; Sergei Martynenko, Director of Clinic in Kiev; Dr. Vladimir Gladkikh, Medical Director; and Dr. Dimitriy Lobyntsev, Director of Research. Although these individuals are not employees of the Company, we consider them vital to the success of our business.

     We are indirectly involved, as a "middle man," in research and development and practical application within the field of regenerative medicine. We provide allo (human) stem cell biological solutions that are currently being used in the treatment of patients suffering from degenerative disorders of the human body. We have established agreements with highly specialized, professional medical treatment facilities around the world in locations where Stem Cell Transplantation therapy is approved by the appropriate local government agencies.

     We intend to provide these biological solutions containing allo stem cell products also in the United States to universities, institutes and privately funded laboratory facilities for research purposes and clinical trials.

     We will initially devote most of our efforts toward organization and fund raising for planned clinics and patient operations and limited revenues have been generated from any such operations. The Company has experienced recurring losses from operations since its inception and as at June 30, 2006, we had a working capital deficit of $288,926 and an accumulated deficit from operations of $722,157. As noted in the financial statements for the period from inception to June 30, 2006 , these factors raise doubt about the ability of the Company to continue as a going concern. Realization of the Company's business plan is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. This is because we have not generated substantial revenues since inception. Our only other source for cash at this time is through investments or loans from management. We must raise cash to implement our project and stay in business.

                          CRITICAL ACCOUNTING POLICIES

     The accounting policies of the Company are in accordance with generally accepted accounting principles of the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

Revenue  recognition:

     We derive revenue from the licensing of stem cell technology, the sale of stem cell products, and providing informational and referral services. We have no plans to enter into any other revenue transaction in the near future. In accordance with Staff Accounting Bulletin No. 104 "Revenue Recognition" ("SAB No. 104"), we recognize revenue related to these licenses, sales and services upon delivering the license or product, or rendering the services, respectively. Any payments received prior to delivery of the products or services are included in deferred revenue and recognized once the products are delivered or the services are performed.


Stock-based  compensation:

     In April 2006, we adopted the accounting provisions of Statement of Financial Accounting Standards No. 123R - Share-based Payments (FAS 123R) replacing Accounting for Stock-Based Compensation ("FAS 123"), which are similar and require the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options).

                    Recently issued accounting pronouncements

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle in most circumstances. The provisions of SFAS No. 154 are effective in fiscal years beginning after December 15, 2005. We plan to prospectively adopt SFAS No. 154 at the beginning of the 2007 fiscal year.

     The Financial Accounting Standards Board ("FASB") has recently announced a new interpretation, FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which will be effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have not determined the impact of the adoption of FIN 48 will have on our consolidated financial statements.

                              RESULTS OF OPERATIONS

As of June 30, 2006 and for the three months ended June 30, 2006 and 2005
-------------------------------------------------------------------------

     We had sales of $25,705 during the three months ended June 30, 2006 compared to no sales for the comparable period in 2005. Our cost from ICT for the stem cell biological material delivered during the period was of $14,525. Our net loss for the three month period ended June 30, 2006 was $189,755, compared to $58,734 during the same period in 2005. The loss primarily reflects selling, general and administrative expenses as we begin the process of opening our offices and moving forward with our business plan. Sales reflected treatment of one patient during the period at our Affiliate's clinical facility in Kiev, Ukraine.

     Gross margins for the three months ended June 30, 2006 was 43.5% compared to 35.6% for the year ended March 31, 2006 (and none for the comparable three month period in 2005). We anticipate comparable margins on future patient services and delivery of our stem cell biological products.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended June 30, 2006 and the period since December 2, 2004 (date of inception) through June 30, 2006, the Company has had a net loss of $189,755 and $732,157, respectively and cash used by operations of $18,574 and $180,831, respectively, and negative working capital of $288,926 at June 30, 2006. As of June 30, 2006, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon our ability to begin operations and to achieve a level of profitability. Since inception, we have financed our activities principally from shareholder advances and some relatively minor sales of equity securities. We intend on financing our future development activities and our working capital needs largely from the sale of equity securities and loans from the Company's Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements.

Unpredictability of future revenues; Potential fluctuations in quarterly operating results; Seasonality

     As a result of our limited operating history and the emerging nature of the biotechnological markets in which we compete, we are unable to accurately forecast future revenues. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are to a large extent fixed and expected to increase.

     Sales and operating results generally depend on the volume of, timing of and ability to fulfill the number of orders received for the biological solution and the number of patients treated which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would have an immediate adverse effect on our business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions which could have a material adverse effect on our business, prospects, financial condition and results of operations.

     We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include (i) our ability to retain existing patients, attract new patients at a steady rate and maintain patient satisfaction, (ii) our ability to manage our affiliated production facility and maintain gross margins, (iii) the announcement or introduction of new treatments and/or patents by the Company and its competitors, (iv) price competition or higher prices in the industry, (v) the level of use of the Internet and on-line patient services, (vi) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner, (vii) the level of traffic on our website, (viii) technical difficulties, system downtime, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, (x) governmental regulation, and (xi) general economic conditions.

OFF-BALANCE  SHEET  ARRANGEMENTS

     The Company is not currently engaged in any off-balance sheet arrangements, as defined by Item 303(c)(2) of Regulation S-B. The Company has not engaged in any off-balance sheet arrangement during the last fiscal year, and is not reasonably likely to engage in any off-balance sheet arrangement in the near future.

ITEM 3.  CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of June 30, 2006, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Financial Officer (who has served as the principal financial and accounting officer) and its President (who serves as the principal operating officer). Based upon that evaluation, the Company's President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

     The Company's management, with the participation of its President and Chief Financial Officer, has determined that there has been no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Not applicable

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Effective June 9, 2006 the Company issued 150,000 shares of common stock to Global Business Partners Holdings, Inc. and 150,000 shares to Cutler Law Group in connection with consulting services provided to the Company. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit Index.  The following exhibits are filed with or incorporated by
      -------------
reference into this quarterly report:

3.1 Articles of Incorporation of Stem Cell Therapy International, Inc., as amended*

3.2     Articles of  Incorporation  of  Stem  Cell  Therapy  Corp.*

3.3     Certificate  of  Designation  of  Series  A  Preferred  Stock*

3.4     By-laws of  Stem  Cell  Therapy  International,  Inc.*

10.1 Business Consulting and Services Agreement dated as of December 16, 2004 between Stem Cell Therapy International Corp. and PMS SA.*

10.2 Consulting Agreement dated as of January 4, 2005 between Stem Cell Therapy International Corp. and RES Holdings Corp.*

10.3 Investor and Media Relations Contract dated as of February 10, 2005 between Stem Cell Therapy International Corp. and Stern & Co.*

10.4 Executive Suite Lease Agreement dated as of February 15, 2005 between Stem Cell Therapy International Corp. and Wilder Corporation.*

10.5 Engagement Letter dated as of May 3, 2005 between the Company and Westminster Securities Corporation.*

10.6 Reorganization and Stock Purchase Agreement dated as of September 1, 2005 between the Company (then Altadyne, Inc.), Stem Cell Therapy International Corp. and R Capital Partners, Inc.*

10.7 Licensing Agreement dated as of September 1, 2005 between the Company and Institute of Cell Therapy.*

10.8 Consulting Agreement dated as of September 1, 2005 between the Company and European Consulting Group, LLC.*

10.9 Consulting Agreement dated as of September 1, 2005 between the Company and Global Management Enterprises, LLC.*

10.10 Consulting Agreement dated as of September 1, 2005 between the Company and USA Consulting Group, LLC.*

10.11 Professional Services Agreement dated as of September 7, 2005 between the Company and Bridgehead Group Limited , Inc.*

10.12 Public Relations Agreement dated as of September 19, 2005 between the Company and Stern & Co.*

10.13 Advisory Physician Agreement dated as of October 4, 2005 between the Company and Alexey Bersenev.*

10.14 Medical and Scientific Advisory Board Member Agreement dated as of October 10, 2005, between the Company and Dr. Weiwen Deng.*

10.15   Medical and  Scientific  Advisory  Board  Member  Agreement  dated as of
        October  24,  2005,  between  the  Company  and  Dr.  Jorge  Quintero.*

10.16 Medical and Scientific Advisory Board Member Agreement dated as of October 24, 2005, between the Company and Dr. Salvador Vargas.*

10.17 Medical and Scientific Advisory Board Member Agreement dated as of December 2, 2005 between the Company and Dr. Igor Katkov.*

10.18 Medical and Scientific Advisory Board Member Agreement dated as of December 2, 2005, between the Company and Dr. Nikita Tregubov.*

10.19 Business Advisory Board Agreement dated as of December 5, 2005 between the Company and Fred J. Villella.*

10.20 Business Development Advisory Agreement dated as of January 1, 2006 between the Company and Alexander Kulik.*

10.21 Termination and Modification of Engagement Letter dated January 4, 2006 between the Company and Westminster Securities Corporation.*

10.22 Business Consulting and Services Agreement dated January 20, 2006 between the Company and Julio C. Ferreira dba Sphaera Inte-Par.*

10.23 Business Development Advisory Agreement dated as of February 7, 2006 between the Company and Gus Yepes.*

10.25 Treating Physician Agreement dated as of October 24, 2005 between the Company and Dr. Salvador Vargas.***

10.26 Treating Physician Agreement dated as of October 24, 2005 between the Company and Dr. Jorge Quintero.***

21.     List of Subsidiaries.***

31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350

32.2    Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350

_______________________
* Previously filed with the Company's initial filing of Form 10-SB, file number 000-51931, filed on April 25, 2006, and incorporated by this reference as an exhibit to this Form 10-QSB.

** Previously filed with the Company's Amendment no. 1 to Form 10-SB, file number 000-51931, filed on July 31, 2006, and incorporated by this reference as an exhibit to this Form 10-QSB.


(b) Reports on Form 8-K.
    --------------------

Form 8-K filed on August 4, 2006 reporting that effective July 19, 2006, the Company terminated its prior accounting firm Pender Newkirk and Company LLP, as its accounting firm and engaged Aidman, Piser & Company, P.A. , Certified Public Accountants, Tampa, FL, as its new auditors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2006

By: /s/Calvin Cao
    -------------
Name: Calvin Cao

Title: President

Date: August 21, 2006

By: /s/Daniel Sullivan
    ------------------
Name: Daniel Sullivan

Title: Chief Financial Officer