Form 10QSB
period 2006-09-30
Stem Cell Therapy International, Inc.
filed 2006-11-14
CIK 1360479

The accompanying notes are an integral part of the financial statements.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
                                                  -

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

34,495,369 shares of common stock, $0.001 par value, as of November 14, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No  [X]
                                                                           -

                      Stem Cell Therapy International, Inc.
                         (a development stage enterprise)
                                Table of Contents

Part I.  Financial Information

Item  1.  Financial Statements                                         4

     Balance Sheets as of September 30, 2006 (unaudited) and
       March 31, 2006                                                  5

     Statements of Operations for the three and six months
       ended September 30, 2006 and 2005 (unaudited) and for
       the period from December 2, 2004 (Date of Inception)
       through September 30, 2006 (unaudited)                          6

     Statements of Changes in Stockholders' Equity (Deficit)
       for the period from December 2, 2004 (Date of Inception)
       through September 30, 2006 (unaudited)                          7

     Statements of Cash Flows for the six months ended September
       30, 2006 and 2005 (unaudited) and for the period from
       December 2, 2004 (Date of Inception) through September
       30, 2006 (unaudited)                                            8

     Notes to Financial Statements                                     9

Item  2.  Managements Discussion and Analysis                         20
Item  3.  Controls and Procedures                                     26

Part II.  Other Information

Item  1.  Legal Proceedings                                           27
Item  2.  Unregistered Sales of Equity Securities and
            Use of Proceeds                                           27
Item  3.  Defaults from Senior Securities                             27
Item  4.  Submission of Matters to a Vote of Security Holders         27
Item  5.  Other Information                                           27
Item  6.  Exhibits                                                    27

Signatures                                                            30


Certificate Pursuant to Section 302 of the Sarbanes-Oxley
  Act  of  2002:
     Chief Executive Officer                                          31
     Chief Financial Officer and Chief Accounting Officer             32
Certificate Pursuant to Section 906 of the Sarbanes-Oxley
  Act of 2002:
     Chief Executive Officer                                          33
     Chief Financial Officer and Chief Accounting Officer             34

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. This report should be read in conjunction with the financial statements and footnotes thereto included in the Company's Registration Statement filed on amended Form 10-SB filed with the Securities and Exchange Commission on July 31, 2006.

                      Stem Cell Therapy International, Inc.
                         (a development stage enterprise)

                                 Balance Sheets


                                                   September 30,  2006   March  31,  2006
                                                   -------------------   ----------------
                                                       (unaudited)
ASSETS
Current assets:
   Cash                                                      $  14,476   $  32,642
   Inventory                                                    11,977           -
   Prepaid expenses                                            107,316      77,531
                                                           ------------  ----------
Total current assets                                           133,769     110,173

Certificate of deposit, restricted                               3,816     120,000
Deposits                                                         1,589       1,589
Prepaid expenses, long-term                                     67,209       1,417
Intangible asset, net                                            4,458       4,708
                                                           ------------  ----------

             Total assets                                  $   210,841   $ 237,887
                                                           ============  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                        $    58,981   $  28,370
   Accrued expenses                                             75,000      75,000
   Accrued payroll                                             119,729      35,000
   Deferred revenue                                             24,275           -
   Stockholder advances                                         48,742      48,377
   Due to related party                                        225,200     224,972
                                                           ------------  ----------
Total current liabilities                                      551,927     411,719
                                                           ------------  ----------

Commitments and contingencies (Note 9)                               -           -

Stockholders' deficit:
   Preferred stock; $.001 par value; 10,000,000 shares
        authorized and 500,000 issued and outstanding              500         500
   Common stock; $.001 par value; 100,000,000 shares
        authorized and 34,495,369 and 33,672,510 issued
        and outstanding as of September 30, 2006 and
        March 31, 2006, respectively                            34,496      33,672
   Additional paid-in capital                                  660,574     324,398
   Deficit accumulated during development stage             (1,036,656)   (532,402)
                                                           ------------  ----------
Total stockholders' deficit                                   (341,086)   (173,832)
                                                           ------------  ----------

             Total liabilities and stockholders' deficit   $   210,841   $ 237,887
                                                           ============  ==========

The  accompanying  notes  are  an  integral  part  of  the financial statements.

                      Stem Cell Therapy International, Inc.
                         (a development stage enterprise)

                            Statements of Operations
                                   (unaudited)

                                                                                                            Period from
                                                                                                            December 2,
                                                                                                            2004 (Date of
                                              Three Months Ended                   Six Months Ended         Inception) through
                                                September 30,                       September 30,           September 30
                                      ------------------------------      -----------------------------     ------------------
                                              2006             2005              2006            2005              2006
                                      --------------    ------------     --------------    ------------     -------------

Revenue                               $     120,555     $     23,470     $     146,260     $     23,470     $     227,194
Cost of goods sold                          194,100           17,100           208,625           17,100           260,725
                                      --------------    ------------     --------------    ------------     -------------
Gross margin                                (73,545)           6,370           (62,365)           6,370            33,531
Operating expenses
  Selling general & administrative          243,595           98,980           444,344          157,798         1,007,697
                                      --------------    ------------     --------------    ------------     -------------
                                            243,595           98,980           444,344          157,798         1,007,697

Loss from operations                       (317,140)         (92,610)         (506,709)        (151,428)       (1,041,228)

Other (expense) income:
    Interest (expense) income, net            2,641              355             2,455              439             4,572
                                      --------------    ------------     --------------    ------------     -------------
Net loss before taxes                      (314,499)         (92,255)         (504,254)        (150,989)       (1,036,656)
Income tax expense                                -                -                 -                -                 -
                                      --------------    ------------     --------------    ------------     -------------

Net loss                                   (314,499)         (92,255)         (504,254)        (150,989)       (1,036,656)
Less dividends on preferred stock                 -                -                 -                -           (10,000)
                                      --------------    ------------     --------------    ------------     -------------

Loss attributable to common shareholders $ (314,499)         (92,255)         (504,254)        (150,989)    $  (1,046,656)
                                      ==============    =============    ==============    =============    ==============

Net loss per share, basic & diluted      $     (.01)     $      (.00)    $        (.01)    $       (.01)    $        (.04)
                                      ==============    =============    ==============    =============    ==============

Weighted average number
   of common shares, basic & diluted     34,447,080       21,526,205        34,129,150       19,623,207          27,104,966
                                      ==============    =============    ==============    =============    ==============

    The accompanying notes are an integral part of the financial statements.

                      STEM CELL THERAPY INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
  FOR THE PERIOD FROM DECEMBER 2, 2004 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
                                   (UNAUDITED)


                                                         Common Stock         Preferred Stock
                                                  -------------------------  -----------------
                                                                                                           Deficit
                                                                                                           Accumulated
                                                                                               Additional  During
                                                                                               Paid-In     Development
                                                        Shares       Amount   Shares  Amount   Capital     Stage           Totals
Issuance of common stock for cash                      13,550,000   $13,550         -  $  -  $      -   $          -   $   13,550
Exercise of stock options for services                    500,000       500         -     -         -              -          500
Issuance of common stock and options for
   acquisition deposit                                  5,000,000     5,000         -     -     2,749              -        7,749
Stock options issued for services                               -         -         -     -       906              -          906
Issuance of common stock for services                   2,170,000     2,170         -     -         -              -        2,170
Net loss for the period                                         -         -         -     -         -        (26,241)     (26,241)

                                                       ----------  --------  --------  ----  --------   ------------   -----------
Balance, March 31, 2005                                21,220,000    21,220         -     -     3,655        (26,241)      (1,366)

Cancellation of common stock issued and options
   awarded for services                                (5,600,000)   (5,600)        -     -    (2,749)             -       (8,349)
Issuance of common stock for services                   3,741,832     3,741         -     -   299,898              -      303,639
Issuance of common stock for intangible asset           5,000,000     5,000         -     -         -              -        5,000
Reverse acquisition, September 1, 2005                  6,310,678     6,311         -     -      (906)             -        5,405
Issuance of common stock for a reduction
   in stockholder advances                              3,000,000     3,000         -     -         -              -        3,000
Issuance of preferred stock for cash                            -         -   500,000   500    34,500              -       35,000
Dividend on preferred stock                                     -         -         -     -   (10,000)             -      (10,000)
                                                       ----------  --------  --------  ----  --------   ------------   -----------
Net loss for the year ended March 31, 2006                      -         -         -     -         -       (506,161)    (506,161)
                                                         ----------  --------  --------  ----  --------   ------------   -----------
Balance, March 31, 2006                                33,672,510    33,672   500,000   500   324,398       (532,402)    (173,832)

Issuance of common stock for services (unaudited)         822,859       824         -     -   336,176              -      337,000

Net loss for the six months ended September 30, 2006
    (unaudited)                                                 -         -         -     -         -       (504,254)    (504,254)

                                                        ----------  --------  --------  ----  --------   ------------   -----------
Balance, September 30, 2006 (unaudited)                34,495,369    34,496   500,000   500   660,574    ($1,036,656)   ($341,086)
                                                        ==========  ========  ========  ====  ========   =============  ===========



    The accompanying notes are an integral part of the financial statements.

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows


                                                                                                   December 2, 2004
                                                    Six Months              Six Months             (Date of Inception)
                                                    Ended                   Ended                  Through September 30
                                                    September 30, 2006      September 30, 2005     2006
                                                    ------------------      ------------------    -----------------------
OPERATING ACTIVITIES
   Net loss                                           $(504,254)             $(150,989)           $(1,036,656)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
      Stock based compensation                          240,823                 17,947                478,095
      Investment income reinvested                       (2,840)                     -                 (2,840)
      Amortization                                          250                     42                    542
      (Increase) decrease in:
            Inventory                                   (11,977)                     -                (11,977)
            Prepaid expenses                                600                      -                 (3,600)
            Deposits                                                            12,749                 (1,589)
         Increase in:
            Accounts payable                             30,611                 38,885                  58,981
            Accrued payroll                              84,729                      -                 119,729
            Accrued expenses                                  -                 45,000                  75,000
            Deferred revenue                             24,275                      -                  24,275
                                                    ------------------      ------------------    -----------------------
      Net cash used by operating activities            (137,783)               (36,366)               (300,040)
                                                    ------------------      ------------------    -----------------------

INVESTING ACTIVITIES

   (Investment in)/Proceeds from
    certificate of deposit, restricted                  119,024                      -                    (976)
                                                    ------------------      ------------------    -----------------------
       Net cash provided (used) by
        investing activities                            119,024                      -                    (976)
                                                    ------------------      ------------------    -----------------------

FINANCING ACTIVITIES
   Proceeds from advances from stockholder                  365                 26,877                  52,517
   Payments to stockholder                                    -                      -                    (775)
   Advances from related party                              228                161,152                 225,200
   Proceeds from sale of stock                                -                 (8,349)                 38,550
                                                    ------------------      ------------------    -----------------------
      Net cash provided by financing
         activities                                         593                179,680                 315,492
                                                    ------------------      ------------------    -----------------------

NET (DECREASE) INCREASE IN CASH                         (18,166)               143,314                  14,476
CASH AT BEGINNING OF PERIOD                              32,642                  7,310                       -
                                                    ------------------      ------------------    -----------------------

CASH AT OF END OF PERIOD                                $14,476               $150,624                $ 14,476
                                                    ==================      ==================    =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES:

   Cash paid for interest                               $   300               $      -               $     679
                                                    ==================      ==================    =======================
   Common stock issued for a reduction
             in advance from stockholder                $     -               $  3,000               $   3,000
                                                    ==================      ==================    =======================
   Common stock issued for purchase of
            intangible assets                           $     -               $  5,000               $   5,000
                                                    ==================      ==================    =======================

    The accompanying notes are an integral part of the financial statements.

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Six Months Ended September 30, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                     through September 30, 2006 (unaudited)

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

     The Company is engaged in the licensing of stem cell technology, the sale of stem cell products, and information, education, and referral services relating to potential stem cell therapy patients. The Company purchases allo stem cell biological solutions that are currently being used in the treatment of patients suffering from degenerative disorders of the human body such as Alzheimer's, Parkinson's Disease, ALS, leukemia, muscular dystrophy, multiple sclerosis, arthritis, spinal cord injuries, brain injury, stroke, heart disease, liver and retinal disease, diabetes as well as certain types of cancer. The Company has established agreements with two highly specialized, professional medical treatment facilities in locations where stem cell transplantation therapy is approved by the appropriate local government agencies. The Company intends to provide these biological solutions containing stem cell products in the United States to universities, institutes and privately funded laboratory facilities for research purposes and clinical trials. Its products, which are available now, include various allo stem cell biological solutions (containing human stem cells), low-molecular proteins and human growth factor hormones. The Company intends to deliver stem cell transplants worldwide and educate and consult with physicians and patients in the clinical aspects of stem cell transplantation.

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

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Six Months Ended September 30, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                     through September 30, 2006 (unaudited)

1.     BACKGROUND  INFORMATION  AND  BASIS  OF  PRESENTATION  (CONTINUED)

     Basis of presentation:

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. The results of operations for the six months ended September 30, 2006 are not necessarily indicative of the results for a full year.

The financial statements for the period ended September 30, 2006 and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2006 as filed in the Form 10-SB, as amended, filed with the Securities and Exchange Commission on July 31, 2006, and as amended on November 13, 2006.

2.     LIQUIDITY  AND  MANAGEMENT'S  PLANS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the six months ended September 30, 2006 and the period since December 2, 2004 (date of inception) through September 30, 2006, the Company has had a net loss of $504,254 and $1,036,656, respectively and cash used by operations of $137,783 and $300,040, respectively, and negative working capital of $418,158 at September 30, 2006. As of September 30, 2006, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to increase operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities and related party advances. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities and loans from the Company's Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

3.     SIGNIFICANT  ACCOUNTING  POLICIES

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

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Six Months Ended September 30, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                     through September 30, 2006 (unaudited)

3.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Concentration  of  credit  risk:

Cash balances are maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Intangible asset:

Intangible asset consists of licensing rights. Intangibles are amortized using the straight-line method over a period of 10 years, the term of the licensing rights agreement.

Impairment of long-lived assets:

The Company evaluates the recoverability of its long-lived assets or asset groups whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related assets exceeds the undiscounted future cash flows of the assets, the carrying amount would be reduced to the present value of their expected future cash flows and an impairment loss would be recognized. There has been no impairment losses in the periods presented.

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

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Six Months Ended September 30, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                     through September 30, 2006 (unaudited)

3.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Stock-based compensation:

In April 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R - Share-based Payments ("FAS 123R") replacing Accounting for Stock-Based Compensation ("FAS 123"), which are similar and require the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The adoption of this standard had no significant impact on the Company's results of operations during the six months ended September 30, 2006.

Reclassifications:

Certain reclassifications have been made to the March 31, 2006 balance sheet to conform with the September 30, 2006 presentation. Such reclassifications had no impact on net income as previously reported.

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Six Months Ended September 30, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                     through September 30, 2006 (unaudited)

3.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Recently issued accounting pronouncements:

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 155 ("SFAS 155"), Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal for Long-Lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement to have a material impact on its financial statements.

In September 2005, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no material impact on the financial statements of the Company once adopted.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. ("SFAS 154")SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Six Months Ended September 30, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                     through September 30, 2006 (unaudited)

3.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Recently issued accounting pronouncements (continued):

periods' financial statements of changes in accounting principle in most circumstances. The provisions of SFAS No. 154 are effective in fiscal years beginning after December 15, 2005. The Company plans to prospectively adopt SFAS No. 154 at the beginning of the 2007 fiscal year.

The FASB has recently announced a new interpretation, FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which will be effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not determined the impact of the adoption of FIN 48 on its financial statements.

4.     BUSINESS  REORGANIZATION

Effective September 1, 2005, Stem Cell Florida entered into a Reorganization and Stock Purchase Agreement (the "Agreement") with the Company, then named Altadyne, Inc., a company quoted on the Pink Sheets, which had no assets, liabilities or ongoing operations. Under the terms of the agreement, the Company, (then Altadyne) acquired 100% of the issued and outstanding shares of common stock of Stem Cell Florida in a non-cash transaction and Stem Cell Florida became a wholly owned subsidiary of the Company. Subsequent to the merger, Altadyne changed its name to Stem Cell Therapy International Inc. This transaction is accounted for as a reverse merger, with Stem Cell Florida treated as the accounting acquirer for financial statement purposes.

The results of operations for Stem Cell Florida, the accounting acquirer, for the period from December 2, 2004 (Date of Inception) have been included in the statements of operations of the Company.

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Six Months Ended September 30, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                     through September 30, 2006 (unaudited)

5.     INTANGIBLE  ASSET

     Intangible asset consists of the following:

                                       September 30,
                                         2006               March 31,
                                     (unaudited)               2006
                                     -------------           -----------
     Licensing rights                  $     5,000           $     5,000

     Less: accumulated amortization      (     542)            (     292)
                                     -------------           -----------
                                       $     4,458           $     4,708
                                     =============           ===========

     Expected future amortization of the intangible asset is as follows:

          Year ending September 30,
          -------------------------
2007              $        500
2008                       500
2009                       500
2010                       500
2011                       500
Thereafter               1,958
                         -----
                   $     4,458
                         =====

6.     RELATED  PARTY  TRANSACTIONS

Stockholder advances consist of advances from an officer and stockholder of the Company to assist the Company in meeting its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

Due to related party represents a demand note payable to a consulting company owned by a significant stockholder. The note is non-interest bearing and unsecured.

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Six Months Ended September 30, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                     through September 30, 2006 (unaudited)




7.     STOCKHOLDER'S  EQUITY

     Capitalization:

The Company has 100,000,000 shares of common stock authorized. In addition, there are 10,000,000 authorized shares of participating convertible preferred stock, $.001 par value, the issuance of which is subject to approval by the Board of Directors. The Board of Directors has the authority to declare dividends. The voting rights of the convertible preferred stockholders are equivalent to that of the common stockholders. The convertible preferred stock can be converted at any time by the holder into one share of common stock. As of September 30, 2006, the Company had 500,000 shares of convertible preferred stock issued and outstanding. Upon issuance of the preferred stock, management determined that the convertible preferred stock contained a beneficial conversion feature based on the effective conversion price and the fair value of the convertible preferred stock. The beneficial conversion was recorded in an amount equal to the difference between the calculated fair value and the book value of the preferred stock, which was $10,000 and was recorded as a dividend, as the preferred stock can be converted at any time after the issue date.

Stock  options:

The following table summarizes the activity related to all Company stock options for the six months ended September 30, 2006 and 2005 and the period from December 2, 2004 (Date of Inception) through September 30, 2006:

                                                                 Weighted
                                                                 Average
                                                  Exercise Price Exercise Price
                                  Stock             Per Share    Per Share
                                  Options           Options      Options
                                  ----------       ------------  ------------
Outstanding at December 2, 2004            -        $         -  $    -
      Granted                      6,000,000        $0.001-0.75  $ 0.18
      Exercised                     (500,000)       $     0.001  $0.001
Outstanding at March 31, 2005      5,500,000        $0.003-0.75  $0.196
      Canceled or expired         (5,500,000)       $0.003-0.75  $0.196
Outstanding at September 30, 2006    -

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Six Months Ended September 30, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                     through September 30, 2006 (unaudited)



8.     INCOME TAXES

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

<BTB>
                                                                             Period from
                                                                             December 2, 2004
                                        Six Months Ended September 30,       through
                                        ------------------------------
                                        2006                    2005         September 30, 2006
                                        ----                    ----          ------------------
Income tax provision at statutory rate    ($171,446)          ($51,336)            ($309,483)
Increase (decrease) in income tax due to:
    Nondeductible expenses                      653
State income taxes, net                     (18,304)            (5,481)             (32,979)
    Change in valuation allowance           189,097             56,817              342,462
                                        ------------        -----------        -------------
                                        $         -          $       -         $          -
                                        ============        ===========        =============

                                          September 30,           March 31,
                                          2006                    2006
Deferred tax assets:
   Accrued payroll                       $     45,100         $     13,200
   Net operating loss carryforward            344,300              187,100
                                              -------              -------
                                              389,400              200,300
Less:  Valuation allowance                   (389,400)            (200,300)
                                             ---------             --------
                                         $          -         $          -
                                             =========             ========

Income taxes are based on estimates of the annual effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $900,000 at September 30, 2006. The loss carry forwards expire beginning in 2025. Due to the Company's continued losses, management has established a valuation allowance equal to the amount of deferred tax assets due to it being more likely than not that the Company will not realize this benefit.

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Six Months Ended September 30, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                     through September 30, 2006 (unaudited)

9.     COMMITMENTS  AND  CONTINGENCIES

Letter  of  credit:

The Company had a standing letter of credit with a financial institution for $120,000 which was available to be drawn against accounts maintained by the Company with the financial institution. This letter of credit served as a guarantee of payment for a third party vendor. This standing letter of credit was collateralized by a $120,000 certificate of deposit against which this third party had drawn $116,320 as of September 30, 2006.

Consulting  agreements:

The Company has entered into several consulting agreements with other companies and individuals to provide consulting and advisory services to the Company. The agreements provide for terms ranging from one to three years. Additionally, the consulting agreements required the issuance of 4,239,000 shares of the Company's common stock valued at $382,409 on the date of the performance commitment. As of September 30, 2006, the Company had issued these shares of common stock and has included $160,544 in prepaid expenses for services not yet performed pursuant to the agreements.

The Company has entered into several consulting agreements with doctors to provide consulting and advisory services to the Company. The agreements provide for six months to one year service terms. In exchange for these services, the Company issued a total of 110,000 shares of common stock valued at $114,230 on the date of the performance commitment. As of September 30, 2006, the Company had issued these shares of common stocks and included $10,381 in prepaid expenses for services not yet performed pursuant to the agreements.

Effective May 4, 2005, the Company entered into an agreement with Westminster Securities Corporation ("Westminster") for consulting services and to secure funding and/or lines of credit. In exchange for these services, the Company paid Westminster a $20,000 retainer and had agreed to pay 10% of any equity-based funding, 8% of any debt-based convertible funding, 5% of any nonconvertible debt-based funding, as well as, issue warrants equal to 10% of the number of shares of stock issued in connection with the funding. As of September 30, 2006, no funding has been secured; however, Westminster did facilitate the acquisition of Altadyne, and therefore received 379,000 shares of common stock in September 2005. The Agreement with Westminster was mutually terminated effective January 4, 2006.

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Six Months Ended September 30, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                     through September 30, 2006 (unaudited)

9.     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)


Licensing  agreement:

Effective September 1, 2005, the Company entered into a ten year licensing agreement with the Institute of Cell Therapy, a company incorporated and organized under the laws of Kiev, Ukraine ("ICT"). The agreement grants the Company an exclusive right and license in most parts of the world to utilize patents, processes and products owned or produced by ICT in connection with the operation of the Company's business. In exchange for the license, the Company agrees to exclusively purchase all biological solution of stem cell Allo Transplant materials from ICT for a three year period. Such Allo Transplant materials shall be at a cost of $6,500 per patient per condition. The licensing agreement guarantees a minimum purchase of 60 portions per twelve month period. In the event that the Company is unable to purchase the minimum quantities shall entitle ICT to draw upon the irrevocable letter of credit at the rate of $2,000 for every portion less than the minimum required purchase. The Company has provided ICT with a $120,000 irrevocable letter of credit in ICT's favor for the first three years of the agreement. In the event the Letter of Credit is drawn upon, the Company agrees to replenish the Letter of Credit to the extent of any such draws. As of September 30, 2006, the Company did not meet the minimum purchase requirement and ICT has drawn on the letter of credit for $116,000.

Pursuant to the agreement, the Company issued ICT 5,000,000 shares of the Company's common stock recorded at the fair market value of the Company's common stock of $5,000 and is included as intangible assets in the accompanying balance sheet.

10.     SUBSEQUENT  EVENT

Subsequent to September 30, 2006, the Company entered into a consulting agreement with a third party for three years. As consideration for these consulting services, the Company has agreed to issue 500,000 shares of restricted common stock and a 10% finder's fee for any funds brought into the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

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

     Stem Cell Florida was incorporated in Nevada on December 2, 2004. Following the reverse acquisition, the Company assumed and is continuing the operations of Stem Cell Florida. The Company's executive management team is:
Calvin C. Cao, Chairman and Chief Executive Officer, Daniel J. Sullivan, Chief Financial Officer, and Peter K. Sidorenko, Chief Operating Officer. The
Company's affiliate in the Ukraine also has the following non-executive officers: Dr. Yuriv Gladkikh, Chief Scientist; Dr. Galina Lobyntseva, Chief of Manufacture; Sergei Martynenko, Director of Clinic in Kiev; Dr. Vladimir Gladkikh, Medical Director; and Dr. Dimitriy Lobyntsev, Director of Research. Although these individuals are not employees of the Company, we consider them vital to the success of our business.

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

     We will initially devote most of our efforts toward organization and fund raising for planned clinics and patient operations and limited revenues have been generated from any such operations. The Company has experienced recurring losses from operations since its inception and as at September 30, 2006, we had a working capital deficit of $418,158 and an accumulated deficit from operations of $1,036,656. As noted in the financial statements for the period from inception to September 30, 2006, these factors raise doubt about the ability of the Company to continue as a going concern. Realization of the Company's business plan is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. Our only other source for cash at this time is through investments or loans from management. We must raise cash to implement our project and stay in business.

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

                    Recently issued accounting pronouncements

     In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 155 ("SFAS 155"), Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal for Long-Lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement to have a material impact on its financial statements.

     In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no material impact on the financial statements of the Company once adopted.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. ("SFAS 154")SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle in most circumstances. The provisions of SFAS No. 154 are effective in fiscal years beginning after December 15, 2005. The Company plans to prospectively adopt SFAS No. 154 at the beginning of the 2007 fiscal year.

          The FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which will be effective for fiscal years beginning after December 15, 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not determined the impact of the adoption of FIN 48 on its financial statements.

                              Results of Operations

As of September 30, 2006 and for the six months ended September 30, 2006 and
2005

     We had revenue of $146,260 during the six months ended September 30, 2006 as compared to $23,470 of revenue for the comparable period in 2005. Our cost from ICT for the stem cell biological material delivered during the six months ended September 30, 2006 was $208,625 as compared to $17,100 for the same period ended 2005. The increase in cost of goods sold is due to the increased number of treatments and a $116,000 charge for an additional payment made to ICT for not meeting the contractual minimum purchase requirement. Our net loss for the six month period ended September 30, 2006 was $504,254 as compared to $150,989 during the same period in 2005. The loss primarily reflects increases in payroll, professional fees and the additional payment to ICT for not meeting the minimum purchase requirement. Revenues during 2006 reflected the treatment of six patients' and only one patient was treated during the same period ended 2005.

     Gross margin for the six months ended September 30, 2006 was a negative $62,365 as compared to a positive $6,370 for the six months ended September 30, 2005. The decreased gross margin is primarily due to the $116,000 charge for an additional payment made to ICT for not meeting the contractual minimum purchase requirement. We anticipate positive gross margins on future patient services and delivery of our stem cell biological products.

As of September 30, 2006 and for the three months ended September 30, 2006 and 2005

     We had revenues of $120,555 during the three months ended September 30, 2006 as compared to $23,470 of revenue for the comparable period in 2005. Our cost from ICT for the stem cell biological material delivered during the three months ended September 30, 2006 was $194,100 as compared to $17,100 for the same period ended 2005. Our net loss for the three month period ended September 30, 2006 was $314,499, compared to $92,255 during the same period in 2005. The loss primarily reflects increases in payroll, professional fees and the additional payment to ICT for not meeting the minimum purchase requirement.

     Gross margins for the three months ended September 30, 2006 was a negative $73,545 as compared to a positive $6,370 for three months ended September 30, 2005. The decreased gross margin is primarily due to the $116,000 charge for an additional payment made to ICT for not meeting the contractual minimum purchase requirement.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended September 30, 2006 and the period since December 2, 2004 (Date of Inception) through
September 30, 2006, the Company has had a net loss of $504,254 and $1,036,656, respectively and cash used by operations of $137,783 and $300,040, respectively, and negative working capital of $418,158 at September 30, 2006. As of September 30, 2006, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon our ability to increase operations and to achieve a level of profitability. Since inception, we have financed our activities principally from shareholder advances and some relatively minor sales of equity securities. We intend on financing our future development activities and our working capital needs largely from the sale of equity securities and loans from the Company's Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our Management, including our President who serves as our principal executive officer and our Chief Financial Officer who serves as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Stem Cell Therapy International, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared. There were no significant changes in the Company's Internal Controls or in other factors that have materially affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal quarter.

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

ITEM 6.   EXHIBITSAND REPORTS ON FORM 8-K

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

10.6 Reorganization and Stock Purchase Agreement dated as of September 1, 2005 between the Company (then Altadyne, Inc.), Stem Cell Therapy International Corp. and R Capital Partners, Inc.*
10.7 Licensing Agreement dated as of September 1, 2005 between the Company and Institute of Cell Therapy.*
10.8 Consulting Agreement dated as of September 1, 2005 between the Company and European Consulting Group, LLC.*
10.9 Consulting Agreement dated as of September 1, 2005 between the Company and Global Management Enterprises, LLC.*
10.10 Consulting Agreement dated as of September 1, 2005 between the Company and USA Consulting Group, LLC.*
10.11 Professional Services Agreement dated as of September 7, 2005 between the Company and Bridgehead Group Limited , Inc.*
10.12 Public Relations Agreement dated as of September 19, 2005 between the Company and Stern & Co.*
10.13 Advisory Physician Agreement dated as of October 4, 2005 between the Company and Alexey Bersenev.*
10.14 Medical and Scientific Advisory Board Member Agreement dated as of October 10, 2005, between the Company and Dr. Weiwen Deng.*
10.15 Medical and Scientific Advisory Board Member Agreement dated as of October 24, 2005, between the Company and Dr. Jorge Quintero.*
10.16 Medical and Scientific Advisory Board Member Agreement dated as of October 24, 2005, between the Company and Dr. Salvador Vargas.*
10.17 Medical and Scientific Advisory Board Member Agreement dated as of December 2, 2005 between the Company and Dr. Igor Katkov.*
10.18 Medical and Scientific Advisory Board Member Agreement dated as of December 2, 2005, between the Company and Dr. Nikita Tregubov.*
10.19 Business Advisory Board Agreement dated as of December 5, 2005 between the Company and Fred J. Villella.*
10.20 Business Development Advisory Agreement dated as of January 1, 2006 between the Company and Alexander Kulik.*
10.21 Termination and Modification of Engagement Letter dated January 4, 2006 between the Company and Westminster Securities Corporation.*
10.22 Business Consulting and Services Agreement dated January 20, 2006 between the Company and Julio C. Ferreira dba Sphaera Inte-Par.*
10.23 Business Development Advisory Agreement dated as of February 7, 2006 between the Company and Gus Yepes.*
10.25 Treating Physician Agreement dated as of October 24, 2005 between the Company and Dr. Salvador Vargas.*
10.26 Treating Physician Agreement dated as of October 24, 2005 between the Company and Dr. Jorge Quintero.*
10.27 Consulting Agreement dated as of June 9, 2006 between the Company and Rick Langley.
21.     List of Subsidiaries*
31.1     Chief Executive Officer certification pursuant to Section 302 of the
Sarbanes-Oxley Act               of 2002.

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

(b) Reports on Form 8-K.
    --------------------

Form 8-K filed on August 4, 2006 reporting that effective July 19, 2006, the Company terminated its prior accounting firm Pender Newkirk and Company LLP, as its accounting firm and engaged .Aidman, Piser & Company, P.A. , Certified Public Accountants, Tampa, FL, as its new auditors.







                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2006

By: /s/Calvin Cao
    -------------
Name: Calvin Cao

Title: President

Date: November 14, 2006

By: /s/Daniel Sullivan
    ------------------
Name: Daniel Sullivan

Title: Chief Financial Officer and
     Chief Accounting Officer