Form 10QSB
period 2006-12-31
Stem Cell Therapy International, Inc.
filed 2007-02-16
CIK 1360479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006

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

34,495,369 shares of common stock, $0.001 par value, as of January 18, 2007.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No  [X]

                      Stem Cell Therapy International, Inc.
                         (a development stage enterprise)

                                Table of Contents

Part I.  Financial Information

Item 1. Financial Statements                                                   4

     Balance Sheets as of December 31, 2006 (unaudited) and March 31, 2006     5

     Statements of Operations for the three and nine months ended December
     31, 2006 and 2005 (unaudited) and for the period from December 2,
     2004 (Date of Inception) through December 31, 2006 (unaudited)            6

     Statements of Changes in Stockholders' (Deficit) for the period from December 2, 2004 (Date of Inception) through December 31, 2006
     (unaudited)                                                               7

     Statements of Cash Flows for the nine months ended December 31, 2006 and 2005 (unaudited) and for the period from December 2, 2004 (Date
     of Inception) through December 31, 2006 (unaudited)                       8

     Notes to Financial Statements                                             9

Item  2.  Managements Discussion and Analysis                                 21
Item  3.  Controls and Procedures                                             27

Part II.  Other Information

Item  1.  Legal Proceedings                                                   28
Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds         28
Item  3.  Defaults from Senior Securities                                     28
Item  4.  Submission of Matters to a Vote of Security Holders                 28
Item  5.  Other Information                                                   28
Item  6.  Exhibits                                                            28

Signatures                                                                    31


Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
     Chief Executive Officer                                                  32
     Chief Financial Officer and Chief Accounting Officer                     33
Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:
     Chief Executive Officer                                                  34
     Chief Financial Officer and Chief Accounting Officer                     35

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended December 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. This report should be read in conjunction with the financial statements and footnotes thereto included in the Company's Registration Statement filed on amended Form 10-SB filed with the Securities and Exchange Commission on January 19, 2007.

                      Stem Cell Therapy International, Inc.
                         (a development stage enterprise)

                                 Balance Sheets

                                                  December 31,    March 31,
                                                         2006          2006
                                                  (unaudited)

ASSETS

Current assets:
Cash                                                    $  87,267   $  32,642
Inventory                                                   5,988           -
Prepaid expenses                                           43,267      77,531
                                                      ------------  ----------
Total current assets                                      136,522     110,173

Certificate of deposit, restricted                          3,860     120,000
Deposits                                                    1,589       1,589
Prepaid expenses, long-term                                57,712       1,417
Intangible asset, net                                       4,333       4,708
                                                      ------------  ----------

Total assets                                          $   204,016   $ 237,887
                                                      ============  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                      $    44,561   $  28,370
Accrued expenses                                           75,000      75,000
Accrued payroll                                           167,355      35,000
Deferred revenue                                           84,250           -
Stockholder advances                                       48,753      48,377
Due to related party                                      225,200     224,972
                                                      ------------  ----------
Total current liabilities                                 645,119     411,719
                                                      ------------  ----------

Commitments and contingencies (Note 9)                          -           -

Stockholders' deficit:
Preferred stock; $.001 par value; 10,000,000 shares
authorized and 500,000 issued and outstanding                 500         500
Common stock; $.001 par value; 100,000,000 shares
authorized and 34,495,369 and 33,672,510 issued
and outstanding as of December 31, 2006 and
March 31, 2006, respectively                               34,496      33,672
Additional paid-in capital                                660,574     324,398
Deficit accumulated during development stage           (1,136,673)   (532,402)
                                                      ------------  ----------
Total stockholders' deficit                              (441,103)   (173,832)
                                                      ------------  ----------

Total liabilities and stockholders' deficit           $   204,016   $ 237,887
                                                      ============  ==========

The  accompanying  notes  are  an  integral  part  of  the financial statements.

                      Stem Cell Therapy International, Inc.
                         (a development stage enterprise)

                            Statements of Operations
                                   (unaudited)

                                                                                         Period from
                                                                                         December 2,
                                                                                         2004 (Date of
                                          Three Months Ended       Nine Months Ended     Inception) through
                                             December  31,            December  31,      December  31,
                                          --------------------    --------------------   -------------------
                                           2006         2005         2006         2005         2006
                                          --------------------    --------------------   -------------------
Revenue                                 $  90,000    $  27,464    $  236,260   $  50,934   $  317,194
Cost of goods sold                         32,435       17,500       241,060      34,600      293,160
Gross margin                               57,565        9,964        (4,800)     16,334       24,034

Operating expenses
Selling general & administrative           157,363     115,569       601,706     273,452    1,165,060
                                        --------------------------------------------------------------
                                           157,363     115,569       601,706     273,452    1,165,060

Loss from operations                       (99,798)   (105,605)     (606,506)   (257,118)  (1,141,026)

Other (expense) income:
Interest (expense) income, net                (219)        572         2,235       1,096        4,353
                                        --------------------------------------------------------------
Net loss before taxes                     (100,017)   (105,033)     (604,271)   (256,022)  (1,136,673)
Income tax expense                               -           -             -           -            -
                                        --------------------------------------------------------------

Net loss                                   (100,017)  (105,033)     (604,271)   (256,022)  (1,136,673)
Less dividends on preferred stock                 -          -             -           -      (10,000)
                                        --------------------------------------------------------------

Loss attributable to common shareholders  $(100,017)  (105,033)     (604,271)   (256,022)  (1,146,673)
                                        ==============================================================

Net loss per share, basic & diluted       $    (.00) $    (.00)   $     (.02)   $   (.01)     $  (.04)
                                        ==============================================================

Weighted average number
   of common shares, basic & diluted     34,495,369 33,408,481    34,248,756  24,251,611   28,001,954
                                        ==============================================================




    The accompanying notes are an integral part of the financial statements.

                      STEM CELL THERAPY INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
   FOR THE PERIOD FROM DECEMBER 2, 2004 (DATE OF INCEPTION) THROUGH DECEMBER 31
                                2006 (UNAUDITED)




                                                         COMMON STOCK        PREFERRED STOCK
                                                         ------------        ---------------
                                                                                                           DEFICIT
                                                                                                           ACCUMULATED
                                                                                               ADDITIONAL  DURING
                                                                                               PAID IN     DEVELOPMENT
                                                         SHARES    AMOUNT     SHARES   AMOUNT  CAPITAL     STAGE          TOTAL
                                                       ----------  --------  --------  ----- --------   ------------   -----------
Issuance of common stock for cash                      13,550,000   $13,550         -  $  -  $      -   $          -   $   13,550
Exercise of stock options for services                    500,000       500         -     -         -              -          500
Issuance of common stock and options for
   acquisition deposit                                  5,000,000     5,000         -     -     2,749              -        7,749
Stock options issued for services                               -         -         -     -       906              -          906
Issuance of common stock for services                   2,170,000     2,170         -     -         -              -        2,170
Net loss for the period                                         -         -         -     -         -        (26,241)     (26,241)
                                                       ----------  --------  --------  ----- --------   ------------   -----------
Balance, March 31, 2005                                21,220,000    21,220         -     -     3,655        (26,241)      (1,366)

Cancellation of common stock issued and options
   awarded for services                                (5,600,000)   (5,600)        -     -    (2,749)             -       (8,349)
Issuance of common stock for services                   3,741,832     3,741         -     -   299,898              -      303,639
Issuance of common stock for intangible asset           5,000,000     5,000         -     -         -              -        5,000
Reverse acquisition, September 1, 2005                  6,310,678     6,311         -     -      (906)             -        5,405
Issuance of common stock for a reduction
   in stockholder advances                              3,000,000     3,000         -     -         -              -        3,000
Issuance of preferred stock for cash                            -         -   500,000   500    34,500              -       35,000
Dividend on preferred stock                                     -         -         -     -   (10,000)             -      (10,000)
Net loss for the year ended March 31, 2006                      -         -         -     -         -       (506,161)    (506,161)
                                                       ----------  --------  --------  ----- --------   ------------   -----------
Balance, March 31, 2006                                33,672,510    33,672   500,000   500   324,398       (532,402)    (173,832)

Issuance of common stock for services (unaudited)         822,859       824         -     -   336,176              -      337,000

Net loss for the nine months ended December 31, 2006
   (unaudited)                                                  -         -         -     -         -       (604,271)    (604,271)
                                                       ----------  --------  --------  ----- --------   ------------   -----------
Balance, December 31, 2006 (unaudited)                 34,495,369   $34,496   500,000  $500  $660,574    ($1,136,673)   ($441,103)
                                                       ==========  ========  ========  ===== ========   =============  ===========


    The accompanying notes are an integral part of the financial statements.

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows

                                                                             December 2, 2004
                                                   Nine Months  Nine Months  (Date of Inception)
                                                   Ended        Ended        Through
                                                   December 31, December 31, December 31,
                                                   2006         2005         2006
                                                     ---------  ----------    ----------
                                                  (unaudited)   (unaudited)  (unaudited)

OPERATING ACTIVITIES
Net loss                                            $(604,271)  $(256,022)  $(1,136,673)
Adjustments to reconcile net loss to net
   cash used by operating activities:
   Stock based compensation                           315,205     125,660       552,478
   Investment income reinvested                        (2,884)          -        (2,884)
   Amortization                                           375         167           667
   (Increase) decrease in:
      Inventory                                        (5,988)          -        (5,988)
      Prepaid expenses                                   (236)    (56,638)       (4,437)
      Deposits                                              -      11,160        (1,589)
   Increase in:
      Accounts payable                                 16,191      (5,507)       44,561
      Accrued payroll                                 132,355           -       167,355
      Accrued expenses                                      -      60,000        75,000
      Deferred revenue                                 84,250           -        84,250
                                                     ---------  ----------    ----------
   Net cash used by operating activities              (65,003)   (121,180)     (227,260)
                                                     ---------  ----------    ----------

INVESTING ACTIVITIES

   (Investment in)/Proceeds from
    certificate of deposit, restricted                119,024           -          (976)
                                                     ---------  ----------    ----------
      Net cash provided (used) by investing
         activities                                   119,024           -          (976)
                                                     ---------  ----------    ----------

FINANCING ACTIVITIES
   Proceeds from advances from stockholder                376      24,686        52,528
   Payments to stockholder                                  -        (775)         (775)
   Advances from related party                            228     224,582       225,200
   Proceeds from sale of stock                              -      25,000        38,550
                                                     ---------  ----------    ----------
      Net cash provided by financing
         activities                                       604     273,493       315,503
                                                     ---------  ----------    ----------

NET INCREASE IN CASH                                   54,625     152,313        87,267
CASH AT BEGINNING OF PERIOD                            32,642       7,310             -
                                                     ---------  ----------    ----------

CASH AT END OF PERIOD                                $ 87,267   $ 159,623     $  87,267
                                                     =========  ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES:

    Cash paid for interest                           $    900   $      79     $     979
                                                     =========  ==========    ==========
    Common stock issued for a reduction
             in advance from stockholder             $          $   3,000     $   3,000
                                                     =========  ==========    ==========
   Common stock issued for purchase of
            intangible assets                        $          $   5,000     $   5,000
                                                     =========  ==========    ==========


    The accompanying notes are an integral part of the financial statements.

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Nine Months Ended December 31, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                      through December 31, 2006 (unaudited)


1.     BACKGROUND  INFORMATION  AND  BASIS  OF  PRESENTATION

     Company  Background:

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

     The Company is engaged in the licensing of stem cell technology, the sale of stem cell products, and information, education, and referral services relating to potential stem cell therapy patients. The Company purchases allo stem cell biological solutions that are currently being used in the treatment of patients suffering from degenerative disorders of the human body such as Alzheimer's, Parkinson's Disease, ALS, leukemia, muscular dystrophy, multiple sclerosis, arthritis, spinal cord injuries, brain injury, stroke, heart disease, liver and retinal disease, diabetes as well as certain types of cancer. The Company has established agreements with two highly specialized, professional medical treatment facilities in locations outside of the United States where stem cell transplantation therapy is approved by the appropriate local government agencies. The Company intends to provide these biological solutions containing stem cell products in the United States to universities, institutes and privately funded laboratory facilities for research purposes and clinical trials. Its products, which are available now, include various allo stem cell biological solutions (containing human stem cells), low-molecular proteins and human growth factor hormones. The Company intends to deliver stem cell transplants worldwide and educate and consult with physicians and patients in the clinical aspects of stem cell transplantation.

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

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Nine Months Ended December 31, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                      through December 31, 2006 (unaudited)

1.     BACKGROUND  INFORMATION  AND  BASIS  OF  PRESENTATION  (CONTINUED)

     Basis of presentation:

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. The results of operations for the nine months ended December 31, 2006 are not necessarily indicative of the results for a full year.

The financial statements for the period ended December 31, 2006 and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2006 as filed in the Form 10-SB, as amended, filed with the Securities and Exchange Commission as amended on January 19, 2007.

2.     LIQUIDITY  AND  MANAGEMENT'S  PLANS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the nine months ended December 31, 2006 and the period since December 2, 2004 (date of inception) through December 31, 2006, the Company has had a net loss of $604,271 and $1,136,673, respectively and cash used by operations of $65,003 and $227,260, respectively, and negative working capital of $508,597 at December 31, 2006. As of December 31, 2006, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability to generate additional financing and ultimately increase operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities and related party advances. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities and loans from the Company's Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

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

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Nine Months Ended December 31, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                      through December 31, 2006 (unaudited)


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

Impairment of long-lived assets:

The Company evaluates the recoverability of its long-lived assets or asset groups whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related assets exceeds the undiscounted future cash flows of the assets, the carrying amount would be reduced to the present value of their expected future cash flows and an impairment loss would be recognized. There have been no impairment losses in the periods presented.

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

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Nine Months Ended December 31, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                      through December 31, 2006 (unaudited)


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

Loss  per  common  share:

Basic and diluted earnings per share are computed based on the weighted average number of common stock outstanding during the period. Common stock equivalents are not considered in the calculation of diluted earnings per share for the periods presented because their effect would be anti-dilutive. The Company had no common stock equivalents outstanding at December 31, 2006.

Stock-based compensation:

In April 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R - Share-based Payments ("FAS 123R") replacing Accounting for Stock-Based Compensation ("FAS 123"), which are similar and require the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The adoption of this standard had no significant impact on the Company's results of operations during the nine months ended December 31, 2006.

Reclassifications:

Certain reclassifications have been made to the accompanying fiscal 2006 financial statements to conform to the December 31, 2006 presentation. Such reclassifications had no impact on net loss as previously reported.

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Nine Months Ended December 31, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                      through December 31, 2006 (unaudited)


3.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Recently issued accounting pronouncements:

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 155 ("SFAS 155"), Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal for Long-Lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement will have a material impact on its financial statements.

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

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Nine Months Ended December 31, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                      through December 31, 2006 (unaudited)


3.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior

Recently issued accounting pronouncements (continued):

periods' financial statements of changes in accounting principle in most circumstances. The provisions of SFAS No. 154 are effective in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on its financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach to evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company at the end of fiscal year 2007. The Company is currently evaluating the effects of SAB 108 on its financial statements.

4.     BUSINESS  REORGANIZATION

Effective September 1, 2005, Stem Cell Florida entered into a Reorganization and Stock Purchase Agreement (the "Agreement") with the Company, then named Altadyne, Inc., a company quoted on the Pink Sheets, which had no assets, liabilities or ongoing operations. Under the terms of the agreement, the Company, (then Altadyne) acquired 100% of the issued and outstanding shares of common stock of Stem Cell Florida in a non-cash transaction and Stem Cell Florida became a wholly owned subsidiary of the Company. Subsequent to the merger, Altadyne changed its name to Stem Cell Therapy International

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Nine Months Ended December 31, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                      through December 31, 2006 (unaudited)


4.     BUSINESS  REORGANIZATION  (CONTINUED)

Inc. This transaction is accounted for as a reverse merger, with Stem Cell Florida treated as the accounting acquirer for financial statement purposes.

The results of operations for Stem Cell Florida, the accounting acquirer, for the period from December 2, 2004 (Date of Inception) have been included in the statements of operations of the Company.

5.     INTANGIBLE  ASSET

     Intangible asset consists of the following:

                                        December 31,
                                           2006               March 31,
                                        (unaudited)               2006
                                        -----------           ----------
     Licensing rights                   $     5,000        $     5,000

     Less: accumulated amortization       (     667)         (     292)
                                        -----------           ----------
                                        $     4,333        $     4,708
                                        ===========           ==========

     Expected future amortization of the intangible asset is as follows:

Year ending December 31,
------------------------
2007              $        500
2008                       500
2009                       500
2010                       500
2011                       500
Thereafter               1,833
                         -----
                   $     4,333
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

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Nine Months Ended December 31, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                      through December 31, 2006 (unaudited)


7.     STOCKHOLDERS'  EQUITY

     Capitalization:

The Company has 100,000,000 shares of common stock authorized. In addition, there are 10,000,000 authorized shares of participating convertible preferred stock, $.001 par value, the issuance of which is subject to approval by the Board of Directors. The Board of Directors has the authority to declare dividends. The voting rights of the convertible preferred stockholders are equivalent to that of the common stockholders. Each share of convertible preferred stock can be converted at any time by the holder into one share of common stock. As of December 31, 2006, the Company had 500,000 shares of convertible preferred stock issued and outstanding valued at $25,000. Upon issuance of the preferred stock, management determined that the convertible preferred stock contained a beneficial conversion feature calculated as of the date of commitment, September 15, 2006, based on the fair value of the closing price of the common stock, $0.07 per share, and an exercise price of $0.05 per share, calculated as $25,000 paid for the preferred stock divided by the 500,000 shares of convertible preferred stock received. Each share of the preferred stock is convertible into one share of common stock with no additional investment. The beneficial conversion was recorded as a dividend, as the preferred stock can be converted at any time after the issue date.

Stock  options:

The following table summarizes the activity related to all Company stock options for the nine months ended December 31, 2006 and 2005 and the period from December 2, 2004 (Date of Inception) through December 31, 2006:

                                                               Weighted  Average
                                                 Exercise Price   Exercise Price
                                     Stock       per Share        per Share
                                     Options     Options          Options
                                   -----------   --------------    -------------
Outstanding at December 2, 2004             -     $         -       $        -
    Granted                         6,000,000     $  0.001-0.75     $     0.18
    Exercised                        (500,000)    $  0.001          $     0.001
                                   -----------
Outstanding at March 31, 2005       5,500,000     $  0.003-0.75     $     0.196
    Canceled or expired            (5,500,000)    $  0.003-0.75     $     0.196
                                   -----------
Outstanding at December 31, 2006            -
                                   ===========

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Nine Months Ended December 31, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                      through December 31, 2006 (unaudited)


8.     INCOME TAXES

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:



                                                                          Period from
                                                                         December 2, 2004
                                          Nine Months Ended December 31,     through
                                                2006          2005      December 31, 2006
                                          --------------  -----------   ------------------
Income tax provision at statutory rate        ($205,400)    ($87,000)       ($  386,600)
Increase (decrease) in income tax due to:
  Nondeductible expenses                          1,400       (9,300)             1,500
State income taxes, net                         (21,900)      (9,000)         (  41,100)
  Change in valuation allowance                 225,900      105,300            426,200
                                          --------------  -----------   ------------------
                                              $       -    $       -         $        -
                                          ==============  ===========   ==================

                                            December 31,       March 31,
                                            2006               2006
                                            ------------       ----------
Deferred tax assets:
   Accrued payroll                          $  76,200         $  13,200
   Net operating loss carryforward            350,000           187,100
                                            ------------       ----------
                                              426,200           200,300
Less:  Valuation allowance                   (426,200)         (200,300)
                                            ------------       ----------
                                            $       -         $       -
                                            ============       ==========

Income taxes are based on estimates of the annual effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $930,000 at December 31, 2006. The loss carry forwards expire beginning in 2025. Due to the Company's continued losses, management has established a valuation allowance equal to the amount of deferred tax assets due to it being more likely than not that the Company will not realize this benefit.

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Nine Months Ended December 31, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                      through December 31, 2006 (unaudited)


9.     COMMITMENTS  AND  CONTINGENCIES

Letter  of  credit:

The Company had a standing letter of credit with a financial institution for $120,000 which was available to be drawn against accounts maintained by the Company with the financial institution. This letter of credit served as a guarantee of payment for a third party vendor. This standing letter of credit was collateralized by a $120,000 certificate of deposit of which this third party had drawn $116,320 against this letter of credit as of December 31, 2006. Following the draw, the Company has not replenished the letter of credit as of December 31, 2006.

Consulting  agreements:

The Company has entered into several consulting agreements with other companies and individuals to provide consulting and advisory services to the Company. The agreements provide for terms ranging from one to three years. Additionally, the consulting agreements required the issuance of 4,239,000 shares of the Company's common stock valued at $382,409 on the date of the performance commitment. As of December 31, 2006, the Company had issued these shares of common stock and has included $96,542 in prepaid expenses for services not yet performed pursuant to the agreements.

The Company has entered into several consulting agreements with doctors to provide consulting and advisory services to the Company. The agreements provide for six months to one year service terms. In exchange for these services, the Company issued a total of 110,000 shares of common stock valued at $114,230 on the date of the performance commitment. As of December 31, 2006, the Company had issued these shares of common for services performed pursuant to the agreements.

Effective May 4, 2005, the Company entered into an agreement with Westminster Securities Corporation ("Westminster") for consulting services and to secure funding and/or lines of credit. In exchange for these services, the Company paid Westminster a $20,000 retainer and had agreed to pay 10% of any equity-based funding, 8% of any debt-based convertible funding, 5% of any nonconvertible debt-based funding, as well as, issue warrants equal to 10% of the number of shares of stock issued in connection with the funding. As of December 31, 2006, no funding has been secured; however, Westminster did facilitate the acquisition of Altadyne, and therefore received 379,000 shares of common stock in September 2005. The Agreement with Westminster was mutually terminated effective January 4, 2006.

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
   For the Three and Nine Months Ended December 31, 2006 and 2005 (unaudited)
          and for the period from December 2, 2004 (Date of Inception)
                      through December 31, 2006 (unaudited)


9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Licensing  agreement:

Effective September 1, 2005, the Company entered into a ten year licensing agreement with the Institute of Cell Therapy, a company incorporated and organized under the laws of Kiev, Ukraine ("ICT"). The agreement grants the Company an exclusive right and license in most parts of the world to utilize patents, processes and products owned or produced by ICT in connection with the operation of the Company's business. In exchange for the license, the Company agrees to exclusively purchase all biological solution of stem cell Allo Transplant materials from ICT for a three year period. Such Allo Transplant materials shall be at a cost of $6,500 per patient per condition. The licensing agreement guarantees a minimum purchase of 60 portions per twelve month period. In the event that the Company is unable to purchase the minimum quantities, ICT will be entitled to draw upon the irrevocable letter of credit at the rate of $2,000 for every portion less than the minimum required purchase. The Company has provided ICT with a $120,000 irrevocable letter of credit in ICT's favor for the first three years of the agreement. In the event the Letter of Credit is drawn upon, the Company agrees to replenish the Letter of Credit to the extent of any such draws. As of December 31, 2006, the Company did not meet the minimum purchase requirement and ICT has drawn on the letter of credit for $116,000 and the Company has not yet replenished the Letter of Credit.

Pursuant to the agreement, the Company issued ICT 5,000,000 shares of the Company's common stock recorded at the fair market value of the Company's common stock of $5,000 and is included as intangible assets in the accompanying balance sheets.

During the nine months ended December 31, 2006, the Company entered into an agreement to locate financing with a third party for three years. As consideration for these consulting services, the Company has agreed to issue 500,000 shares of restr icted common stock and a 10% finder's fee for any funds brought into the Company. As of December 31, 2006, the Company has not entered into any funding agreements, and therefore the third party is not owed any consideration.

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

The following management discussion should be read together with the Stem Cell Therapy International, Inc. financial statements included in this Form 10QSB and other reports filed with the SEC, including the amended Form 10SB Registration Statement filed on January 19, 2007. See "Index to Financial Statements". Those financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America.

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

     Stem Cell Florida was incorporated in Nevada on December 2, 2004. Following the reverse acquisition, the Company assumed and is continuing the operations of Stem Cell Florida. The Company's executive management team is:
Calvin  C.  Cao,  Chairman  and  Chief Executive Officer and Daniel J. Sullivan,
Chief Financial Officer. The Company's supplier in the Ukraine also has the following non-executive officers: Dr. Yuriv Gladkikh, Chief Scientist; Dr. Galina Lobyntseva, Chief of Manufacture; Sergei Martynenko, Director of Clinic in Kiev; Dr. Vladimir Gladkikh, Medical Director; and Dr. Dimitriy Lobyntsev, Director of Research. Although these individuals are not employees of the Company, we consider them vital to the success of our business.

     We are indirectly involved in research and development and practical application within the field of regenerative medicine. We provide allo (human) stem cell biological solutions that are currently being used in the treatment of patients suffering from degenerative disorders of the human body. These treatments occur outside of the United States. We have established agreements with highly specialized, professional medical treatment facilities around the world in locations where Stem Cell Transplantation therapy is approved by the appropriate local government agencies.

     We intend to provide these biological solutions containing allo stem cell products also in the United States to universities, institutes and privately funded laboratory facilities for research purposes and clinical trials.

     We will initially devote most of our efforts toward organization and fund raising for planned clinics and patient operations and limited revenues have been generated from any such operations. The Company has experienced recurring losses from operations since its inception and as at December 31, 2006, we had a working capital deficit of $508,597 and an accumulated deficit from operations of $1,136,673. As noted in the financial statements for the period from inception to December 31, 2006, these factors raise doubt about the ability of the Company to continue as a going concern. Realization of the Company's business plan is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. Our only other source for cash at this time is through investments or loans from management. We must raise cash to implement our project and stay in business.

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

                    Recently issued accounting pronouncements

     In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 155 ("SFAS 155"), Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal for Long-Lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement will have a material impact on its financial statements.

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

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. ("SFAS 154")SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle in most circumstances. The provisions of SFAS No. 154 are effective in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on its financial statements.

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

     In  September  2006,  the  SEC  issued  Staff  Accounting Bulletin No. 108,
"Considering  the  Effects  of  Prior  Year  Misstatements  when  Quantifying
Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach to evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company at the end of fiscal year 2007. The Company is currently evaluating the effects of SAB 108 on its financial statements.

                              Results of Operations

Nine months ended December 31, 2006 and 2005

     We had revenue of $236,260 during the nine months ended December 31, 2006 as compared to $50,934 of revenue for the comparable period in 2005. Our cost from ICT for the stem cell biological material delivered during the nine months ended December 31, 2006 was $241,060 as compared to $34,600 for the same period ended 2005. The increase in cost of goods sold is due to the increased number of treatments and a $116,000 charge for an additional payment made to ICT for not meeting the contractual minimum purchase requirement. Our net loss for the nine month period ended December 31, 2006 was $604,271 as compared to $256,022 during the same period in 2005. The loss primarily reflects increases in payroll, professional fees and the additional payment to ICT for not meeting the minimum purchase requirement. Revenues during 2006 reflected the treatment of nine patients compared with only two patients treated during the same period in 2005.

     Gross margin for the nine months ended December 31, 2006 was a loss of $4,800 as compared to $16,334 for the nine months ended December 31, 2005. The decrease in gross margin is primarily due to the $116,000 charge for an additional payment made to ICT for not meeting the contractual minimum purchase requirement. We anticipate positive gross margins on future patient services and delivery of our stem cell biological products.

Three months ended December 31, 2006 and 2005

     We had revenues of $90,000 during the three months ended December 31, 2006 as compared to $27,464 of revenue for the comparable period in 2005. Our cost from ICT for the stem cell biological material delivered during the three months ended December 31, 2006 was $32,435 as compared to $17,500 for the same period ended 2005. Our net loss for the three month period ended December 31, 2006 was $100,017, compared to $105,033 during the same period in 2005. The decrease in net loss is primarily due to the increased number of patient's treated in 2006 as compared to 2005.

     Gross margin for the three months ended December 31, 2006 was $57,565 as compared to $9,964 for three months ended September 30, 2005. The increased gross margin is primarily due to an increase in the number of patient's treated in 2006 as compared to 2005.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended December 31, 2006 and the period since December 2, 2004 (Date of Inception) through December 31, 2006, the Company has had a net loss of $604,271 and $1,136,673, respectively and cash used by operations of $65,003 and $227,260, respectively, and negative working capital of $508,597 at December 31, 2006. As of December 31, 2006, the Company has not emerged from the development stage. In view of these matters, continuation of the Company as a going concern is dependent upon our ability to generate additional financing and ultimately to increase operations and to achieve a level of profitability. Since inception, we have financed our activities principally from shareholder advances and some relatively minor sales of equity securities. We intend on financing our future development activities and our working capital needs largely from the sale of equity securities and loans from the Company's Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful in achieving its financing goals at reasonably commercial terms, if at all.

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

     Sales and operating results generally depend on the volume of, timing of, and ability to fulfill the number of orders received for the biological solution and the number of patients treated, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would have an immediate adverse effect on our business, prospects, financial condition, and results of operations. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our Management, including our President who serves as our principal executive officer and our Chief Financial Officer, who serves as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Stem Cell Therapy International, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

     There were no significant changes in the Company's Internal Controls or in other factors that have materially affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal quarter.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Not applicable

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

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

10.20 Business Development Advisory Agreement dated as of January 1, 2006 between the Company and Alexander Kulik.*
10.21 Termination and Modification of Engagement Letter dated January 4, 2006 between the Company and Westminster Securities Corporation.*
10.22 Business Consulting and Services Agreement dated January 20, 2006 between the Company and Julio C. Ferreira dba Sphaera Inte-Par.*
10.23 Business Development Advisory Agreement dated as of February 7, 2006 between the Company and Gus Yepes.*
10.25 Treating Physician Agreement dated as of October 24, 2005 between the Company and Dr. Salvador Vargas.
10.26 Treating Physician Agreement dated as of October 24, 2005 between the Company and Dr. Jorge Quintero.
10.27 Consulting Agreement dated as of June 9, 2006 between the Company and Rick Langley.
10.28 Patient Treatment Agreement dated November 1, 2006 between the Company and Shenshen Beike Biotechnology Company Limited.
10.29 Consulting Agreement dated as of October 12, 2006 between the Company and SOS Resource Services, Inc.
21.     List of Subsidiaries
31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Chief Executive Officer certification pursuant to 18 U.S.C. Section
        1350
32.2    Chief Financial Officer certification pursuant to 18 U.S.C. Section
        1350

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

Form 8-K filed on January 19, 2007 reporting that the Company and Peter Sidorenko, the Company's Chief Operating Officer, mutually determined that Mr. Sidorenko would be terminated from that position. The Company is presently seeking a replacement for Mr. Sidorenko.





                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2007

By: /s/Calvin Cao
    -------------
Name: Calvin Cao

Title: President

Date: February 12, 2007

By: /s/Daniel Sullivan
    ------------------
Name: Daniel Sullivan

Title: Chief Financial Officer and
     Chief Accounting Officer