Form 10QSB/A
period 2006-12-31
Stem Cell Therapy International, Inc.
filed 2007-02-28
CIK 1360479

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

ITEM 3.  CONTROLS AND PROCEDURES


Under the supervision and with the participation of our Management, including our President who serves as our principal executive officer and our Chief Financial Officer, who serves as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2006. Based upon that evaluation, the Company's President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statements and disclosure obligations in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner. Moreover, the Company's President and Chief Financial Officer concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act are accumulated and communicated to the Company's management, including the Company's President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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