Form 10KSB
period 2007-03-31
Stem Cell Therapy International, Inc.
filed 2007-07-16
CIK 1360479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                                   FORM 10-KSB



   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934.

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM      , 20  , TO      , 20  .

                             COMMISSION FILE NUMBER
                                     0-17232

                      STEM CELL THERAPY INTERNATIONAL, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)



                NEVADA                               88-0374180
   (STATE OR OTHER JURISDICTION OF
    INCORPORATION OR ORGANIZATION)    (I.R.S. EMPLOYER IDENTIFICATION NUMBER)


                 2203 N. LOIS AVENUE, 9TH FLOOR, TAMPA, FL 33607
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  (813) 600-4088
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                               [GRAPHIC  OMITED]



     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]
YES  [ ]  NO

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] YES [x] NO

State  issuer's  revenues  for  its  most  recent  fiscal  year  $345,510

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at March 31, 2007, was $10,348,611 based upon the closing sale price of $0.30 or the Registrant's common stock, $.001 par value, as reported by the National Association of Securities Dealers OTC Bulletin Board on June 22, 2007.

     There were 34,750,889 shares of the Registrant's $.001 par value common stock outstanding as of June 20, 2007

     Transitional  Small  Business  Format  (check  one)  Yes   NO

                      STEM CELL THERAPY INTERNATIONAL, INC.
                               FORM 10-KSB - INDEX

Part  I

Item 1. Description  of  Business

Item 2. Description  of  Property

Item 3. Legal  Proceedings

Item 4. Submission  of  Matters  to  a  Vote  of  Security  Holders

Part  II

Item 5. Market  for  Common  Equity  and  Related  Stockholder  Matters

Item 6. Management's  Discussion  and  Analysis

Item 7. Consolidated  Financial  Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls  and  Procedures

Item 8B Other  Information

Part  III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10. Executive  Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12. Certain  Relationships  and  Related  Transactions

Item 13. Exhibits  and  Reports  on  Form  8-K

Item 14. Principal  Accountants  Fees  and  Services

STEM  CELL  THERAPY  INTERNATIONAL,  INC.

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Stem Cell Therapy International, Inc.'s industry, management beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART  I

ITEM  1.     DESCRIPTION  OF  BUSINESS

COMPANY HISTORY

   Stem Cell Therapy International, Inc. (the "Company") is engaged in the licensing of stem cell technology, the sale of stem cell products, and the referral of patients to affiliated stem cell clinics through it's wholly-owned subsidiary Stem Cell Therapy International Corp ("Stem Cell Florida"), which the Company acquired in 2005. The complete history of the Company and its operating subsidiary is as follows:

   The Company's operating subsidiary is Stem Cell Florida. Stem Cell Florida was incorporated in Nevada on December 2, 2004, with the primary purpose of establishing stem cell transplantation clinics and stem cell marketing. Prior to the reverse acquisition, as discussed below, and since inception, Stem Cell Florida was a development stage company whose activities had been limited to raising capital, organizational matters, and the structuring of its business plan. Stem Cell Florida remains in a developmental stage, as the Company continues to focus primarily on developing its business strategy and financing the Company.

   The Company was originally incorporated in Nevada on December 28, 1992 as Arklow Associates, Inc. On March 20, 1997, the Company changed its name to The Ultimate Cigar Company, Inc. On July 22, 1999, the Company changed its name to Ultimate Direct, Inc. On January 11, 2005, the Company changed its name to Altadyne, Inc.

   On March 20, 2005, R Capital Partners, Inc., a Nevada Corporation ("R Capital"), acquired the Company (then Altadyne, Inc., a shell company).

   On September 1, 2005, R Capital, Stem Cell Florida, and the Company (then Altadyne, Inc.) entered into a Reorganization and Stock Purchase Agreement. At that point, the Company had no assets, liabilities or ongoing operations. Pursuant to the agreement, Altadyne acquired 100% of the issued and outstanding shares of common stock of Stem Cell Florida in a non-cash transaction and Stem Cell Florida became a wholly-owned subsidiary of Altadyne. As consideration for 100% of the shares of Stem Cell Florida, the shareholders of Stem Cell Florida acquired (1) shares newly issued by the Company (then Altadyne, Inc.), and (2) certain shares transferred by R Capital. Of the 22,500,000 shares originally held by R Capital, R Capital retained 4,349,196 shares and transferred 4,000,000 shares to finders unaffiliated with R Capital. R Capital transferred the remaining 14,150,804 shares held by it to the shareholders of Stem Cell Florida and others. In addition, the Company issued 11,030,000 new shares to the shareholders of Stem Cell Florida and others. The recipients of these 25,180,804 shares include the shareholders of Stem Cell Florida, unaffiliated consultants in exchange for services, and members of the President's family in exchange for a reduction in debt owed to the President.

   As a result of this transaction, Stem Cell Florida became a wholly owned subsidiary of the Company (then Altadyne, Inc.), and the shareholders of Stem Cell Florida became shareholders of the Company. The Company assumed operation of the business of Stem Cell Florida, which was to establish stem cell therapy clinics and stem cell marketing. On October 5, 2005, the Company changed its name to Stem Cell Therapy International, Inc. to reflect the new business of the Company.

COMPANY AND BUSINESS OVERVIEW

   The Company's executive management team are: Calvin C. Cao, Chairman and Chief Executive Officer; Daniel J. Sullivan, Chief Financial Officer; and Lixian Jiang, Chief Operating Officer and Patent Trademark Counsel.

   We are indirectly involved, as a "middle man," in research and development and practical application within the field of regenerative medicine. SCTI provides allo (human) stem cell biological solutions that are currently being used in the treatment of patients suffering from degenerative disorders of the human body. The Company has established three agreements with highly specialized, professional medical treatment facilities in the Ukraine, Mexico and China and are pursuing other facilities where Stem Cell Transplantation therapy is approved by the appropriate local government agencies.

   We intend to provide these biological solutions containing allo stem cell products also in the United States to universities, institutes and privately funded laboratory facilities for research purposes and clinical trials.

   Our mission is to make available our stem cell products to treatment facilities around the world, so that patients suffering from biological and neurological disorders, previously deemed incurable by traditional medicine, may find a solution to their disabling and crippling conditions within the new field of stem cell transplantation therapy. Our products include solutions containing allo stem cell biological solutions, adult stem cells (stem cells that remain undifferentiated in a mature organism) and stem cells which are extracted from umbilical cord blood.

   Members of our U.S. and European Medical and Scientific Advisory Boards review each patient's condition and medical history. They establish an individual treatment protocol for each patient that includes the appropriate stem cell transplantation therapy, the number of stem cell doses required, special diet and lifestyle recommendations as well as physical therapy and specific exercise and recovery programs. There are no set criteria to determine these questions; the members of each Board use their professional expertise and judgment to determine the treatment protocol on a case by case basis. The Boards consist of independent consultants.

   In the future we plan to introduce a number of different cures and treatments, and develop vertical markets in all aspects of stem cell use, which will improve the quality of life for thousands of patients around the world, much sooner than later.

   Stem cell transplantation therapy is a field of medicine which uses techniques and technologies that rely on replacing diseased, damaged or dysfunctional cells with healthy, functioning ones. This therapy is similar to the process of organ transplantation where the treatment only consists of the transplantation of allo stem cells into the body rather than entire organs, thus eliminating any chance of rejection, or the need for expensive and potentially dangerous immunosuppression drug therapy (the use of drug therapy to suppress the immune system, in order to prevent the immune system from attacking a transplanted organ). See Mayo Clinic Medical Services, "Stem Cell Transplant," at www.mayoclinic.com/health/stem-cell-transplant/CA00067.

   These new techniques are being applied to potentially finding a cure for a wide range of human disorders, including neurological diseases such as Alzheimer's, Parkinson's Disease, ALS (which is also commonly known as Lou Gehrig's disease), leukemia, muscular dystrophy, multiple sclerosis, arthritis, spinal cord injuries, brain injury, stroke, heart disease, liver and retinal disease, diabetes as well as certain types of cancer and can alleviate the side effects of chemotherapy. See "List of Diseases Potentially Treated by the Company's Technology" below page 14 for a more complete discussion.


   We have an agreement with a treatment facility in Kiev in the Republic of the Ukraine. Since 1981, the study and production of biological preparations from animal and human cells were being carried out within the framework of the scientific programs under the aegis of the National Academy of Sciences, the Medical Academy of Sciences, the Ministry of Public Health and the Coordination Center for Organ, Tissue, and Cells Transplantation within the Ukraine Ministry of Public Health. The applications of biological stem cell preparations have been sanctioned by the Ministry of Public Health of the Ukraine since 1991 (The end of communist control in the Ukraine). See P. Filaroski, "ALS Victim Hunts for Cure in Ukraine Clinic Offers Hope in Stem Cell Treatment," The Florida Union-Times, July 17, 2002.

   We also have affiliate treatment facilities in Tijuana, Mexico and Shenzhen, China.

   The Company's offices are presently located at 2203 N Lois Ave 9th Floor, Tampa, FL 33607. The Company's website is HTTP://WWW.SCTICORP.COM.

PRINCIPAL PRODUCTS AND SERVICES

   We do not directly offer any medical advise, diagnosis or treatment involving Stem Cells, and we do not create stem cells. Instead, we have obtained licenses for stem cell technology and essentially act as a "middle man" between stem cell product suppliers, clinics, and patients. Our stem cell products are presently manufactured in Ukraine, Mexico and China. We have a License Agreement with ICT with respect to distribution of their biological solution of stem cell materials in many countries of the world, but we have to date focused only on countries which allow use of such products.

   To date, we have referred patients for treatment to facilities in Kiev, Ukraine, Tijuana, Mexico and Shenzhen, China. All of these clinics are independently owned and operated by the treating physicians at each location. Our involvement is to refer patients for treatment to either facility. We also purchase the stem cell biological solution used for the treatment of the patients from each location. Beyond the referral service and the purchase of the stem cell biological solution, we have no involvement or control on how the clinics are staffed or operated, that function remains with the local treating physicians. These clinics operate independently of our operations, receive patients from sources in addition to our referrals and are controlled by their principals without management assistance or direction from our operations.

   While we may enter into relationships with other facilities in the future, to date we only have utilized the services of the three independent clinics for referrals of our patients. Since September 2006, all referrals of patients have been to treatment facilities located in Mexico and China.

   Accordingly, our primary source of revenue comes from: (1) providing referral services, including information and education services, to patients, and (2) purchasing stem cell products that they will use on the patients that we refer to them. The amount we charge for these services is comparable to other companies providing this type of referral service. We have negotiated with the three treatment facilities we utilize and will negotiate with other future clinics we intend to utilize for the pricing of the biological solution of stem cell materials which we supply to them. The terms and conditions, including any potential volume discounts, are negotiated on an individual basis.

   We have established a Medical and Scientific Board of Advisors (the Advisory Board) who act as consultants and whose responsibility is to determine any potential patients' medical condition based on specific medical test results and other information that is provided by the patient's treating physician. These consultants are neurosurgeons, M.D.'s, Ph.D.'s, scientists and research fellows, all of whom are currently working in the field of stem cell treatment and research. The Advisory Board determines the viability of the stem cell transplantation therapy for each potential patient and whether or not the potential patient will benefit from stem cell treatment. If the Advisory Board determines that a patient's condition will not improve upon receiving the stem cell transplantation, then the patient is not accepted for treatment. However, if the Advisory Board determines that the patient may benefit from stem cell transplantation, then management, the Advisory Board and the patient determine which treatment facility will provide the best possible treatment for the patient's condition. Each member of the Advisory Board received a one-time award of 10,000 shares of restricted common stock as compensation for the services provided to the Company. These shares are awarded without regard to how many patients are recommended for stem cell therapy, if any. Management believes that it has recruited industry respected individuals to form the Advisory Board and encourages those members to recommend only what is in the best interest of each patient. A potential conflict of interest may exist as the members of the Advisory Board are compensated with restricted common stock and the value of that common stock may be influenced by the number of patient procedures recommended by the Advisory Board. In addition, two members of the Advisory Board are located in Mexico and provide treatment services to patients, which could result in an additional conflict of interest.

   In addition, some members of the Advisory Board are requested to perform additional services, such as evaluating new technologies and products that are available for stem cell treatment. In exchange for these services, these members are compensated with additional shares of restricted common stock equivalent in value to the services provided, as determined by the Company's management.

   Although the market for our services is in its infancy and still developing, the potential market includes any person with a disease or injury that becomes treatable by stem cell therapy. Thus, our market depends largely on the Research and Development efforts of our affiliates and others from which we may obtain licenses in the future.

Information,  Education  and  Referral  Services

   Through our website and organizations like the StrokeNetwork.org, DifferentStrokes.org, the MS Society, we have a worldwide referral network of potential patients seeking stem cell treatment. We offer information, education and referral services for those individuals with degenerative conditions seeking stem cell and related therapies in a lawful jurisdiction outside of the United States.

Sales of Stem Cell Products

   Once we have referred patients to an affiliated clinic, we supply that clinic with the stem cell products that they will use on the referred patients which is acquired from local stem cell manufacturers. Our principal stem cell products are solutions containing allo stem cell biological solutions, either adult stem cells or stem cells which are extracted from umbilical cord blood. We do not directly collect, culture or clone stem cell lines. We provide stem cell products and technology to clinics in Ukraine, Mexico and China (although we may have future affiliations), which are highly specialized, professional medical treatment facilities around the world in locations where Stem Cell Transplantation therapy is approved by the appropriate local government agencies.

   Our mission is to make available its stem cell products to treatment facilities around the world, so that patients suffering from biological and neurological disorders, previously deemed incurable by traditional medicine, may find a solution to their disabling and crippling conditions within the new field of stem cell transplantation therapy. We also intend to provide these products in the United States to universities, institutes and privately funded laboratory facilities for research purposes and clinical trials, to the extent allowed by United States law.

OVERVIEW  OF  STEM  CELLS  AND  THEIR  BENEFITS

   Stem Cell Transplantation is a minimal surgical procedure that has been used successfully for more than 70 years as a treatment of many diseases for which modern medicine has had no therapy, or in which traditional therapies stopped being effective. A documented 5 million patients have already been treated using Stem Cell Transplantaion worldwide to-date, evidenced by over 140,000 publications in MEDLINE. For a complete resource on stem cells and stem cell transplantation, visit www.nlm.nih.gov/medlineplus/stemcellsandstemcell transplantation.html.

   Stem cell transplantation is not a "wonder drug," or a transplantation of some "wonder cell" that will cure everything. The body of every member of the animal kingdom, including man, is built from about 200 kinds of cells, see P. Dasgupta, "Much Ado about Stem Cells," The Statesman SciTech Supplement, Aug. 20, 2001, available at http://cactus.eas.asu.edu/ Partha/columns.htm, and since 1998 the Company's affiliated entities have been able to prepare stem cell transplants and make such transplants available for patient treatment, without immunosuppression.

   This is the result of more than 20 years of ongoing research by many individuals and companies, and clinical experience with stem cell transplantation in patients suffering from those diseases where physicians recognized that their patient needed an outright transplantation of allo stem cells to replace the dead or non-functioning cells, or a direct stimulation of regeneration (i.e. repair) of the damaged cells and tissues of various organs.

   There are crucial differences in the mechanism of the action of Stem Cell Transplantation as opposed to traditional drug (chemical) therapy and organ transplantation; Cell transplantation is a vastly different approach to existing medical therapy. Everything in the living body is in constant motion: electrons, protons, and other elementary particles of each atom, all atoms, all molecules, all cell organelles (the specialized parts of a cell, analogous to a cell's "organs"), as well as all fluids, which represent between 75% and 55% of body weight. See University of Massachusetts, Amherst Dining Services, "The Six Basic Nutrients," at http://www.umass.edu/diningservices/nutrition/six_basic_nutrients.html. Further, there is electromagnetic radiation associated with all such movement, a subject almost completely neglected by medical science. The final result of all of this activity is that every cell in your body (with the possible exception of certain neurons) is programmed to die. All cells of our body are being continuously replaced, albeit each kind with different speed. See generally Christopher Potten and James Wilson, Apoptosis: the Life and Death of Cells, Cambridge University Press (2004) for a complete discussion on the death and replacement of the body's cells.

   It is common knowledge among the medical community that generally in every disease the principal cells of a diseased organ die faster than the sick body is able to replace them. When the quantity of principal cells of a diseased organ drops below a certain limit, the organ dies. If it is a vitally important organ, without which one cannot live, such as the heart, liver or brain, for example, and surgeons cannot replace such a dying organ, the sick organism will die, as well. Current medicine knows of one treatment only when it becomes mandatory to replace dead cells, tissues, or organs--transplantation. Transplantations of organs from human donors, such as heart, kidney, liver, etc., have become fairly common nowadays. See "The Future of Organ Transplantations," at http://www.itvisus.com/programs/cemr/press_futureorgan.asp. These are life saving major surgical procedures, usually done as a "treatment of last resort."

   Besides the obvious surgical risk, there is always a problem of rejection. See "Transplant Rejection," at http://en.wikipedia.org/wiki/Transplant_rejection. The body of the recipient patient rejecting a transplanted organ from another body is almost always guaranteed as an issue in transplantation surgery, and the only way to prevent it is by taking immunosuppressants (drugs used to suppress the immune system) for the rest of the patient's life. These drugs can stop a rejection for some time, but only at the expense of serious, often life-endangering, complications. By suppressing the patients' immune system it leaves the patient vulnerable to many types of infectious diseases. See "Immunosuppression," at http://en.wikipedia.org/wiki/ Immunosuppression.

   Some organs cannot be transplanted, such as the brain, spinal cord, eyes, neural system or the immune system, so that many diseases cannot be treated by organ transplantation. See "Whole Body Transplant" at http://en.wikipedia.org/wiki/B rain_transfer; Boulder Eye Surgeons, "Basic Eye Facts," at http://www.bouldereyesurgeons.com/basiceyefacts.htm; F. Wilt, "Continuation of Discussion of Cloning," at http://mcb.berkeley.edu/courses/mcb31/lect10.html.

   Transplantation of bone marrow hematopoitic stem cells was introduced into clinical practice in the 1950s, approximately the same time as the first successful organ transplantation. See The Fred Hutchison Cancer Research Center, "The History of Transplantation," at http://www.fhcrc.org/science/clinical/ltfu/faqs/transplantation.html; The
Southeast Tissue Alliance, "History of Organ and Tissue Transplantation," at http://www.donorcare.org/ about_history.html. The Company believes that stem cell transplantation will dominate the medicine of the 21st century. The main reasons for such statements are:

1) Stem cell transplantation is a minor procedure for a patient, (no more than an Intra Muscular injection or an Intra Venus drip like a transfusion) and for that reason the Company believes it can be, and should be, used in the earlier stages of those diseases that current medicine cannot cure, or even treat. It means that there is no logical reason to wait until the end-stage, as is the case with organ transplantation, and has been the case with stem cell transplantation until now.

2) One of the reasons why stem cell transplantation is such a simple procedure for a patient to go through is the principle of "homing." Homing means that the respective stem cells do not have to be implanted directly into a damaged organ, (e.g. liver stem cells into liver), they can be implanted into more accessible superficial tissues, (e.g. under certain connective tissues of an abdominal muscle), because they will find their way into the damaged organ, as if "attracted" by it. See National Heart, Lung, and Blood Institute, "Homing Determinants in Stem/Progenitor Cells," 25 NIH Guide No. 24 (1996), available at http://grants.nih.gov/grants/guide/rfa-files/RFA-HL-96-020.html.

3) The Company believes that every diseased organ in the human body can be treated by stem cell transplantation.

4) Besides serving as a replacement for dead cells of a diseased organ, the transplanted cells can bring back to life (or repair) those cells of such organ which actually have not died, just stopped functioning properly as a result of the disease. In other words, besides transplanting new stem cells there is another mechanism of action of stem cell transplantation: a direct stimulation of regeneration (or repair) of existing organs at the cellular level. See O. Lindvall et al., "Stem Cells For the Treatment of Neurological Disorders," 441 Nature 1094 (2006), available at http://www.nature.com/nature/journal/v441/n7097/full/nature04960.html

5) If stem cells are properly prepared, such as by the methods employed by the Company, they can be implanted without immunosuppression, and thus avoid all complications caused by the use of such medications. For clinical examples of the use of stem cells without the need for immunosuppression, See Makkar, R. et al., "Intramyocardial Injection of Allogenic Bone Marrow-Derived Mesenchymal Stem Cells Without Immunosuppression Preserves Cardiac Function in a Porcine Model of Myocardial Infarction," 10 J. Cardiovascular Pharmacology & Therapeutics 225 (2005), available at http://cpt.sagepub.com; Johns Hopkins Heart Institute, "Stem Cell Therapy Effectively Treats Heart Attacks in Animals," at http://www.hopkinsmedicine.org/ Press_releases/2004/

WHAT  IS  STEM  CELL  TRANSPLANTATION?

   Stem cells can be compared to floating voters - they have yet to make up their minds. They are unspecialized cells that can renew themselves indefinitely and develop into specialized, more mature cells. They have the potential to be useful in repairing or replacing damaged body parts, and the hope is that they could be the basis for future treatments of many diseases, including Alzheimer's and Parkinson's diseases, spinal cord injuries, multiple sclerosis and diabetes.

   Stem cells can potentially be derived from several sources: (1) from embryos while they are still microscopic clusters of cells; (2) from fetal tissue, usually from aborted fetuses; and (3) perhaps with greater technical difficulty, from adult organs, for example from bone marrow during transplantation. See St. Jude's Children's Research Hospital, "Stem Cell Sources," at http://www.stjude.org/stem-cell-trans/0,2527,419_4135_6103,00.html.

   Possible sources of embryonic stem cells are embryos left over from fertility treatment that would otherwise be discarded, and specially created embryos. Embryos could be specially created using standard in vitro fertilization (IVF) techniques, whereby a sperm cell and an egg cell are combined. Other methods are cloning techniques, such as cell nuclear replacement (where the nucleus of an adult cell is introduced into an unfertilized egg), and parthenogenesis (where an egg cell is activated into commencing development without being fertilized). A potential advantage of cloning is that it could avoid the recognition by the recipient's immune system of the tissue developed from the stem cells as foreign, and rejection of the tissue. Once isolated, stem cells can be cultured and stored. As well as being potentially useful in treating disease (therapeutic cloning), cloned embryos could be implanted into a woman with a view to the birth of a child (reproductive cloning). See The Royal Society, "Stem Cells and Cloning," at http://www.royalsoc.ac.uk/landing.asp?id=1202 for a complete resource on stem cells and cloning. Neither the Company nor its affiliates have any plans to clone human embryos.

   Human embryonic stem cells were successfully isolated and cultured from embryos in the United States in 1998. These embryos were produced for clinical purposes, and donated for the research. See "What is the History of Stem Cell Research?" at http://www.allaboutpopular issues.org/history-of-stem-cell-research-faq.htm.

In  summary:

- Stem Cell Transplantation is a surgical procedure that has its origins in bone marrow transplants first performed in the 1950s, and has the potential to treat many conditions for which modern medicine has had no therapy, or for which 'state-of-art' therapies stopped being effective;
 -   Stem  cell  transplantation  is  not  a  'wonder  drug';
- Stem cell transplantation directly stimulates repair of the damaged cells of any and all organs and tissues, and replaces dead or non-functioning cells;
-   Stem  cells  can  be  of  human  (allo-)  or  animal  (xeno-)  origin;  and
- Stem cell transplantation can be done through implantation by injection, minor or major surgery, or by surface application.

ILLUSTRATIONS  OF  STEM  CELLS  AND  HOW  THEY  WORK

   When an egg is fertilized, the cells start to divide, first into two, then four, eight cells, and more and more cells. Cell division continues, after four days from fertilization, the conceptus (fertilized, pre-birth entity) becomes a multi-cell ball called a blastocyst. After ten days, the blastocyst will begin to form an embryo. The precursor stem cells of any and all organs or tissues are harvested along with other members of the cell family from the fetus at 27 days and can be transplanted into a patient to treat a variety of conditions. Stem cells can regenerate into new cells, repairing or replacing the damaged cells. Chemokine Receptors


HEART WITH DAMAGED OR INJURED CELLS (DIAGRAM 2)
-----------------------------------------------
HEALTHY STEM CELLS
------------------
Healthy stem cells circulate and are attracted to damaged or injured cells


                               [GRAPHIC OMITED]

BASIC STEM CELL CYCLE

                               [GRAPHIC OMITED]

The following photographs are an example of a topological application of stem cells for burn patients. The patient depicted in the following graphics was treated by our affiliate clinic in Kiev, which is run by ICT. All photographs of the patient were produced by ICT.

Burn patient's state, before and after stem cell vs. traditional tissue regeneration therapy. (Course of this treatment was 30 days)

                               [GRAPHIC OMITED]

                               [GRAPHIC OMITED]

                               [GRAPHIC OMITED]

   Burn patients condition 30 days after beginning stem cell therapy and tissue regeneration therapy. Stem cell biological solution applied 10 days prior to picture being taken.

                               [GRAPHIC OMITED]

                               [GRAPHIC OMITED]


STEM CELL INDUSTRY CONSIDERATIONS

   In the nascent, but rapidly growing field of stem cell therapies, products are a long way from being commercialized. However, the market potential for stem cell therapies products is very large. See generally "Cell Therapy Commercialization: Applying Stem Cell and Related Strategies," Drug and Market Development Publishing, January, 2006.

   Much has been made of President Bush's 2001 executive order limiting the use of federal funds for human embryonic stem-cell research. With this absence of federal funding for stem cell research, researchers and stem-cell supporters are seeking private investment to drive the science and the industry forward.

   According to an abundant and diverse body of clinical studies, scientists believe embryonic stem cells, which can grow and assimilate into any type of body tissue, could eventually provide a unique way to repair damaged or diseased tissue and treat or cure ailments including Parkinson's disease, Alzheimer's, diabetes and even spinal cord injuries. See "List of Diseases Potentially Treatable by the Company's Technology," below page 15. Supporters say the laboratory creation and study of these lines, which could number in the hundreds, is crucial to the advancement of the research.

   Private donations have also spurred discovery of new stem-cell lines at Harvard, which subsequently created the Stem Cell Institute, and the University of Wisconsin, the University of California and Johns Hopkins have all made advancements in stem-cell research.

   According to an editorial published in RED HERRING (Feb 2003), stem cell therapies are poised to capture what could be the biggest new market to hit biotech in a decade, nearly equal to the whole biotech industry at present. This estimate doesn't even address the market for stem cells capable of repairing damaged vital organs like the brain, heart, and kidneys.

   California's Proposition 71 currently allocates $3 billion funding for stem cell research and development. Other states are rapidly following suit. On April 7, 2006, for example, the governor of Maryland signed a new bill into law setting aside $15 million for stem cell research.

   According to the website of the U.S. NIDDK (National Institute of Diabetes, Digestive & Kidney Diseases) 18.2 million people - 6.3% of the population - suffer from diabetes mellitus in the U.S. in 2000 and over 194 million globally.


COMPANY  STRATEGY

   Stem Cell Therapy International, Inc. is currently earning revenue from the referral of patients for treatment with stem cell technologies outside of the United States, as it has done since 2005. The Company plans to expand its global operations to meet expanding market needs. Growth plans include:

- Expansion of indirect manufacturing capability, by acquiring licenses from cryobanks worldwide

- Establishment of "showcase" treatment clinics: We intend to establish additional treatment clinics, either by creating additional affiliations with independent clinics or by setting up and directly running our own clinics. We intend for each clinic to become a source of both company and revenue growth, and also literally a "showcase" to demonstrate the efficacy, safety, and overall benefits of our products and Stem Cell Transplantation generally. To accomplish these goals, the Company will hold these clinics to the highest standards of quality patient care.

- Increased sales to clinics and physicians globally: We intend to create additional affiliations with treatment facilities and clinics in lawful jurisdictions where stem cell transplantation therapy is permitted by the appropriate government agencies. We will refer patients to these clinics as well as provide the supply of stem cell products to treat these patients.

- Increased sales of our stem cell products to university and private laboratories globally, for use in research and clinical studies. We intend increase sales by teaming up with global distributors of life science products and focus on the sales and distribution of the biological solutions to be used for research and development programs at universities and private laboratory facilities.

- Joint Ventures with Ministries of Health in different countries: We will set up partnerships with different Ministries of Health that will allow stem cell transplantation in their jurisdiction by trained medical professionals and treating physicians. We will supply the stem cells and refer patients to be treated in those countries as per our agreements.

- Expansion of involvement with research and development activities: Our affiliates will continue to develop new stem cell products, and we will continue to seek licenses for newly developed technology

- Increasing patent portfolio: We currently hold rights to 26 patents registered in the Ukraine. We intend to apply for patents based on the technologies behind these 26 Ukrainian patents in other countries, including the United States. As part of this endeavor, we will seek to acquire technologies from government health agencies. We currently plan to work with the National Institute of Health in the United States, and will consider working with additional government health agencies in the future.

- Licensing of technology to appropriate partners: Where appropriate and in the best interest of the Company, we will enter into License Agreements with various partners to allow them use of our intellectual property.

LIST  OF  DISEASES  POTENTIALLY  TREATED  BY  THE  COMPANY'S  TECHNOLOGY:

   Together with independent clinical research studies, our affiliates' successful clinical results with about thirty patients, which the company considers quite an adequate number considering the developmental stage our industry is in, have demonstrated several categories of diseases that potentially can be cured or otherwise treated by the use of stem cell transplantation therapy.

   The following is a non-exhaustive list of diseases that have either actually been treated with stem cell therapy, or have had positive clinical results that indicate that the disease may be treatable in the not-so-distant future:

Cancers and other Malignant Growths

-     Acute and Chronic Leukemia
-     Myelodysplastic Syndromes (Pre-Leukemia)
-     Hodgkin's Disease and other Lymphomas
-     Neuroblastoma
-     Brain Tumors
-     Ewing Sarcoma
-     Ovarian Cancer
-     Renal Cell Carcinoma
-     Small-Cell Lung Cancer
-     Testicular Cancer

SOURCES: Family Cord Blood Services, "Stem Cell Applications," at http://www.familycordbloodservices.com/applications_list.cfm (hereinafter
"FCBS"); Cord Blood Registry, "Current Stem Cell Applications," at http://www.cordblood.com/cord_blood_banking_with_ cbr/banking/diseases_treated.asp (hereinafter "CBR"); Czyz, J. et al., "Outcome and Prognostic Factors in Advanced Hodgkin's Disease Treated with High-Dose Chemotherapy and Autologous Stem Cell Transplantation: a Study of 341 Patients" 15 Annals of Oncology 1222 (2004), available at http://annonc.oxfordjournals.org.

Immunodeficiencies

-     Autoimmune Diseases
     o     HIV/AIDs
     o     Multiple Sclerosis
     o     Rheumatoid Arthritis
     o     Systemic Lupus Erythematosus
-     Histiocytic Disorders
     o     Familial Erythrophagocytic Lymphohistiocytosis
     o     Hemophagocytosis
     o     Histiocytosis-X
     o     Langerhans' Cell Histiocytosis
-     Congenital Immunodeficiencies
     o     Absense of T & B Cells
     o     Absense of T Cells
     o     Ataxia-Telangiectasia
     o     Bare Lymphocyte Syndrome
     o     Common Variable Immunodeficiency
     o     DiGeorge Syndrome
     o     Kostmann Syndrome
     o     Leukocyte Adhesion Deficiency
     o     Omenn's Syndrome
     o     Severe Combined Immunodeficiency
     o     Wiskott-Aldrich Syndrome
     o     X-Linked Lympho-proliferative Disorder
-     Other Immune Disorders
     o     Neutrophil Actin Dysgenesis
     o     Reticular Dysgenesis
     o     Chediak-Higashi Syndrome
     o     Chronic Granulomatous disease

SOURCES:  CBR;  FCBS;  Hearthstone  Communications,  Ltd.,  "Women's  Health
Information: Diseases Treated by Cord Blood," (2006) at http://www.womens-health.co.uk/diseases_treated.html (hereinafter
"Hearthstone"); E. Rivero, "UCLA AIDS and Stem Cell Researchers Discover Way to Develop T-cells From Human Embryonic Stem Cells, Raising Hopes for a Gene
Therapy to Combat AIDS," UCLA News, July 3, 2006, available at http://www.newsroom.ucla.edu; Z. Galic, et al., "T lineage Differentiation from Human Embryonic Stem Cells," Proc. Natl. Acad. Sci. (2006), published online before print at http://www.pnas.org; R. Burt et al., "Hematopoietic Stem Cell
Transplantation:  A  New  Therapy  for  Autoimmune  Disease" 4 The Oncologist 77
(1999),  available  at  http://alphamedpress.org.

Metabolic Diseases

-     Endocrine Diseases:
     o     Diabetes Type 1 & 2
     o     Diabetic complications
     o     Hypothyroidism
     o     Suprarenal insufficiency
-     Cystic Fibrosis
-     Leukodystrophy:
     o     Krabbe's Disease (globoid cell leukodystrophy)
     o     Adrenoleukodystrophy
     o     Metachromatic Leukodystrophy
-     Gaucher's disease
-     Niemann-Pick Disease
-     Mucoplysaccharide Deficiencies:
     o     Mucopolysaccharidoses (MPS)
     o     Hurler's Syndrome (MPS-IH)
     o     Scheie Syndrome (MPS-IS)
     o     Hunter's Syndrome (MPS-II)
     o     Sanfilippo Syndrome (MPS-III)
     o     Morquio Syndrome (MPS-IV)
     o     Maroteaux-Lamy Syndrome (MPS-VI)
     o     Sly Syndrome, Beta-Glucuronidase Deficiency (MPS-VII)

SOURCES: CBR; Hearthstone; D. Castillo, "In Stem Cells, Researchers see Hope for Cures" Missourian News, April 28, 2006, available at http://www.columbiamissourian.com/news/story.php?ID=19662 (hereinafter
"Castillo").

Neurological Diseases

-     Adulthood/Age-Related:
     o     Alzheimer's Disease
     o     Huntington's Disease
     o     Lou Gehrig's Disease
     o     Parkinson's Disease
-     Neurological Birth Defects:
     o     Autism
     o     Cerebral Palsy
     o     Down's Syndrome
     o     Epilepsy
-     Serious traumas of the spinal cord and cerebrum
-     Other Nervous System Disorders:
     o     Depression
     o     Loss of Memory
     o     Migraine
     o     Cerebral spastic infantile paralysis
     o     Neuritis
     o     Consequences of a cranio-cerebral trauma
     o     Encephalitis
     o     Stroke and its Consequences

SOURCES: CBR; Castillo; Business Communications Company, Inc., "Down's Syndrome Stem Cells Studied," Applied Genetics News, Feb. 2002, available at http://www.findarticles.com; R. Parker, "Depression Tied To Hippocampal Stem Cells," Future Pundit, Oct. 30, 2002, available at http://www.futurepundit.com/archives/000477.html; Harvard Stem Cell Institute, "Nervous System Diseases Program," at http://stemcell.harvard.edu/research/disease/neuro; Center for Immunotherapy and Cell-Based Technologies, "Stem cell therapy for the spinal cord injury treatment" at http://www.transplantation.ru/spinal-cord-injury-treatment.php.

Blood and Bone Marrow Disorders

-     Myeloproliferative Disorders
     o     Acute Myelofibrosis
     o     Agnogenic Myeloid Metaplasia
     o     Essential Thromocythermia
     o     Polycythemia Vera
-     Inherited Red Cell Abnormalities:
     o     Beta Thalassemia Major
     o     Blackfan-Diamond Anemia
     o     Pure Red Cell Aplasia
     o     Sickle Cell Anemia
-     Inherited Platelet Abnormalities
     o     Amegakaryocytosis/ Congen-ital Thrombocytopenia

-     Plasma Cell Disorders
     o     Multiple Myeloma
     o     Plasma Cell Leukemia
     o     Waldenstrom's Macroglobulinemia
-     Stem Cell Disorders
     o     Congenital Cytopenia
     o     Dyskeratosis Congenita
     o     Fanconi Anemia
     o     Multiple Myeloma
     o     Paroxysmal Nocturnal Hemoglobinuria
     o     Plasma Cell Leukemia
     o     Severe Aplastic AnemiSOURCES: CBR; FCBS; Hearthstone.

Other Organ-Specific Diseases

-     Cardiovascular system diseases:
     o     Myocardial infarction (heart attack)
     o     Cerebral atherosclerosis (Stroke)
     o     Essential hypertension
     o     Ischemic heart disease
     o     Neurocirculatory dystonia.
-     Muscular Dystrophy
-     Systemic diseases of connective tissue:
     o     Atrophic arthritis
     o     Systemic angiitis
     o     Systemic lupus
     o     Systemic scleroderma
     o     Systemic sclerosis
     o     Rheumatism
-     Respiratory diseases:
     o     Bronchial Asthma
     o     Bronchitis
     o     Chronic Pneumonias
     o     Chronic Obstructive Pulmonary disease
     o     Congenital Lung Hyoplasia
     o     Pulmonary Fibrosis
-     Liver diseases:
     o     Cirrhosis
     o     Viral and Toxic Hepatitis
     o     Liver Fibrosis
-     Kidney and urinary tract diseases:
     o     Pyelonephritis
     o     Cystitis
     o     Urethritis
     o     Urinary Incontinence
-     Obstetrics and gynecology:
     o     Premature detachment of the placenta
     o     Pre-term delivery
     o     Toxicosis of pregnancy
     o     Fetal hypotrophy
     o     Menopause
     o     Climacteric neuroses
-     Skin diseases:
     o     Psoriasis
     o     Tropic ulcers
     o     Dermatitis
-     Ocular diseases:
     o     Retinal Degeneration
-     Dental and oral cavity diseases.
-     Osteopetrosis

SOURCES: CBR; FCBS; Castillo; J. Morser et al., Eds., Stem Cells in Reproduction and in the Brain (2006); S. Terai et al., "Improved Liver Function in Liver Cirrhosis Patients after Autologous Bone Marrow Cell Infusion Therapy," Stem Cells (2006), electronically published ahead of print, abstract available at http://stemcells.alphamedpress.org/cgi/content/abstract/2005-0542v1;The Royal
Society, "Dr Fiona Watt FRS - Getting under the skin," at http://www.royalsoc.ac.uk/page.asp?id=1567 (2006); L. Hemphill, "Dental stem cells have been characterized for tooth tissue engineering," at http://www.eurekalert.org (2006); R. Nash et al., "Allogeneic Marrow Transplantation in Patients with Severe Systemic Sclerosis: Resolution of Dermal Fibrosis," 54 Arthritis & Rheumatism J. 1982 (2006); L. Bergeron, "Behind method for activating adult stem cells, a shaggy-mouse story," Stanford Report, August 24, 2005, available at http://news-service.stanford.edu/news/2005/august24/mice-082405.html; Home
Office (UK), "Stem Cell Therapy for Ocular Disease," Animals in Scientific Procedures (2006), Abstract available at http://scienceandresearch.homeoffice.gov.uk/animal-research/publications; S.
Ricardo, "Stem Cells in Renal Regeneration and Repair," at http://www.med.monash.edu.au/anatomy/research/kidney-scarring.html (2005); Stem
Cell Network, "Research Overview," at http://www.stemcellnetwork.ca/research/overview.php (2005); Harvard Stem Cell Institute, "Cardiovascular Disease," at http://stemcell.harvard.edu/research/disease/cardio (2005); "Stem Cells 'To Treat Liver Harm'" BBC News, December 16, 2004, available at http://news.bbc.co.uk; I. Neuringer and S. Randel, "Stem Cells and Repair of Lung Injuries," 5 Respiratory Research 6 (2004), available at http://respiratory-research.com; "Stem Cells Offer Hope for Urinary Incontinence" Health Day News, Nov. 29, 2004, available at http://www.medicineonline.com/conditions/article.html?articleID=3055; A. Perillo et al., "Stem cells in gynecology and obstetrics," 46 Panminerva Medica 49
(2004), available at http://www.minervamedica.it/index2.t; "Healing the Heart with Stem Cells" Blood Weekly, Sept. 4, 2003, available at http://www.newsrx.com/newsletters/Blood-Weekly/2003-09-04.html; "Bone Marrow
Cells Capable of Becoming Kidney Cells," Daily University Science News, July 25, 2001, available at http://unisci.com; Department of Health and Human Services, "Can Stem Cells Repair a Damaged Heart?" in "Stem Cells: Scientific Progress and Future Research Directions" (2001), available at http://stemcells.nih.gov/info/scireport; P. Goodenough, "Adult Stem Cells May Help Treat Kidney Disease," at http://www.cnsnews.com/Culture/archive/200107/CUL20010725b.html (2001);
Department  of  Health  and  Human Services, "Stem Cells and Diabetes," in "Stem
Cells: Scientific Progress and Future Research Directions," (2001), available at http://stemcells.nih.gov/info/scireport; R. K. Burt et al., "Intense Immune Suppression for Systemic Lupus--the Role of Hematopoietic Stem Cells," 20 J. Clinical Immunology 31 (2000); C. Padovan et al., "Angiitis of the Central Nervous System after Allogeneic Bone Marrow Transplantation?" 30 Stroke 1651
(1999),  available  at http://stroke.ahajournals.org/cgi/content/full/30/8/1651;
J. Mastrandrea et al., "Hemopoietic Progenitor Cells in Atopic Dermatitis Skin Lesions," 9 J. Investigational Allergology & Clinical Immunology 386 (1999).

Other Applications

-     Surgical Diseases
     o     Osteomyelitis
     o     Fractures
     o     Reconstructive Operations on Bone Tissue
-     Male and female sexuality:
     o     Impotency
     o     Sterility
     o     Contraception
-     Gerontology and Anti-Aging
-     Rejuvenation SC Therapy
     o     Increasing vitality
     o     Slowing down pre-senility
     o     Relieving age-related pathologies
     o     Prolonging life
     o     Improving memory
     o     Improving quality of life

SOURCES: C. Weinand et al., "Hydrogel-Beta-TCP Scaffolds and Stem Cells for Tissue Engineering Bone," 38 Bone 555 (2006); T. Rando, "Stem Cells, Ageing and the Quest for Immortality," 441 Nature 1080 (2006), available at http://www.nature.com/nature/journal/v441 /n7097/full/nature04958.html; Center for Immunotherapy and Cell-Based Technologies, "Stem Cell Therapy for Chronical Osteomyelitis," at http://www.transplantation.ru/osteomyelitis.php
(2006);National Institutes of Health, Clinical Trials, "Autologous Implantation of Mesenchymal Stem Cells for the Treatment of Distal Tibial Fractures" at http://www.clinicaltrials.gov/ct/gui/show/NCT00250302 (2005); "Researchers
Identify Gene Linked To Sperm-producing Stem Cells In Mammals," Science Daily, May 24, 2004, available at http://www.sciencedaily.com/releases/2004/05/040524060300.htm; M. Mattson, Ed., Stem Cells: A Cellular Fountain of Youth (Advances in Cell Aging & Gerontology) Elsevier Publishing Company (2002); R. Parker, "Depression Tied To Hippocampal Stem Cells," at http://www.futurepundit.com/archives/000477.html (2002).

   Based on the enormous amount of positive clinical studies in such a broad array of different diseases, the Company firmly believes that every diseased organ may become treatable with stem cells, including diseases of the digestive tract, ear, nose and throat diseases, infectious diseases, allergies, and other long-term chronic diseases of the internal organs.

   Our affiliate clinics in Kiev, Ukraine, Tijuana, Mexico and Shenzhen, China have treated several different diseases, as described below. Even though the Company is still in its developmental and planning stage, to date we have already referred several patients for treatment to each of the above treatment facilities.

LICENSE  AGREEMENT  WITH  INSTITUTE  OF  CELL  THERAPY

   In September, 2005, the Company acquired Stem Cell Therapy International Corp., a Nevada Corporation ("Stem Cell Florida"), which became a wholly-owned subsidiary of the Company and is currently the Company's operational business. In doing so, the Company acquired the entirety of Stem Cell Florida's intellectual property, which most significantly included a License Agreement with the Institute of Cell Therapy, a Kiev, Ukraine corporation ("ICT"), the material terms of which are as follows:

   Effective August 5, 2005, Stem Cell Florida entered into a licensing agreement with ICT. ICT is the owner of: (1) a unique process for producing biological solution of human stem cells (the "Process"); (2) 26 Patents related to stem cell transplantation (the "Patents"); and (3) products consisting of biological solution of human stem cells (the "Products"). ICT is in the business of producing biological solution of human stem cells and engages in continuing research regarding the production and utilization of stem cells.

   In accordance with the license agreement, Stem Cell Florida obtained exclusive utilization in all but the Ukraine, Dominican Republic and three other countries of the world (to be designated by ICT) of the Patents, the Products and the Process of ICT for establishing clinics, marketing, treating and administering stem cell products to customers, and selling certain limited amounts to universities, for research or to private labs.

   The licensing agreement also functions effectively as a distribution agreement pursuant to which Stem Cell Florida can purchase stem cell materials for delivery to patients from ICT. Stem Cell Florida has a fixed pricing arrangement with ICT. The biological component of a portion purchased from ICT is comprised of umbilical cord blood and includes additional growth hormone additives and nerve growth factors. The Company was originally required to purchase a minimum quantity of 60 portions from ICT in a given twelve month period. In conjunction with the minimum purchase requirements, the Company had provided ICT with a $120,000 irrevocable letter of credit in ICT's favor for the first three year's of the agreement, of which ICT had withdrawn $116,000, however, the Company is not required to replenished the amount due to ICT's failure to deliver the product. As long as the Company is satisfied to have ICT provide the product on a non-exclusive basis it is not necessary to maintain the $120,000 letter of credit in ICT's favor.

   The license agreement extends for ten years and may be renewed for an additional ten year period. In consideration for the license agreement, Stem Cell Florida issued 5,000,000 shares of common stock to ICT, which we valued at $5,000 at the measurement date, and which are subject to resale restrictions and limitations.

   Stem Cell Florida recorded the $5,000 as a prepaid expense to be amortized over the 120 month life of the agreement at $47.67. When the Company acquired Stem Cell Florida, the Company re-classified the prepaid balance to show only one year's worth of prepaid expense, with the remaining balance appearing as a long-term item. The Company has not purchased any stem cell materials since September 2006 and is not utilizing the technology patented by any of the patents held by ICT. As such, during the year ended March 31, 2007, the Company impaired the remaining balance of $4,333 of intangible assets with a charge to the consolidated statement of operations.

NUMBER  OF  PATIENTS  TREATED  BY  THE  COMPANY'S  AFFILIATES:

   The company does not directly treat patients with Stem Cell Therapy, but instead refers patients to clinics affiliated with the Company. The following table reflects the treatments to date by clinics affiliated with the Company, including the types of diseases treated and the number of patients treated for each disease:


DISEASES TREATED WITH SCTI PATIENT SPECIFIC         NUMBERS OF PATIENTS
STEM CELL TRANSPLANTS                               TREATED
--------------------------------------------------  -------------------
Type 1 Diabetes & Type 2 Diabetic complications                       5
--------------------------------------------------  -------------------
Stroke                                                                1
--------------------------------------------------  -------------------
Multiple Sclerosis                                                    2
--------------------------------------------------  -------------------
Acute Leukemia                                                        4
--------------------------------------------------  -------------------
Rectal Cancer                                                         1
--------------------------------------------------  -------------------
Congenital Aplastic Anemia                                            2
--------------------------------------------------  -------------------
Acquired Aplastic Anemia                                              4
--------------------------------------------------  -------------------
Closed abdominal injury, traumatic kidney rupture,
nephrectomy                                                           1
--------------------------------------------------  -------------------
Neuro-degenerative diseases                                           3
--------------------------------------------------  -------------------
Sigmoid colon cancer                                                  1
--------------------------------------------------  -------------------
Severe Skin Burn Patient                                              1
--------------------------------------------------  -------------------
Liver cirrhosis                                                       1
--------------------------------------------------  -------------------
Ovarian carcinoma                                                     3
--------------------------------------------------  -------------------


   The Company is presently affiliated with the following three clinics:

   1.   Kiev, Ukraine: Institute of Cell Technology,

   2. Tijuana, Mexico: Dr. Salvador Vargas's clinic has been offering stem cell transplants since 2000.

   3.  Shenzhen, China

   The clinics in Kiev, Ukraine, Tijuana, Mexico and Shenzhen, China are independently owned and operated. We have no ownership and we do not treat any patients.

   Instead of treating patients, we provide information and education services to patients interested in Stem Cell Therapy, and if they elect to pursue the treatment we refer the patients to our Medical and Scientific Advisory Board, a group of independent consultants. The Board determines if the patient is a good candidate for Stem Cell Therapy, and if they are, the Company refers the patients to one of our affiliated clinics. After we refer the patients to the independent clinics, the Company has no further discretion regarding the diagnosis, treatment, progress, or prognosis of the patient.

MANUFACTURING

Basic Approach

   The basis of stem cell therapy is the presence of preparations of allo stem cell biological solutions. The Company holds licensing rights to a patented unique biological solution, which consists of hematopoietic human stem cells, numerous low-molecular proteins, nutrients, hormones and human growth factors (compounds made by the body to regulate cell division and cell survival). For further reference this whole set will be called a "biological solution."

   Stem cells are a fundamental principle of an organism; they give rise to all 220 types of specialized cells and tissues of an organism. They are present in the human embryo, placental complex, an adults' bone marrow and also in insignificant number in other tissues. Their main feature is an ability to regenerate: they are capable of making identical copies of themselves for the lifetime of the organism. To put it simply, they are theoretically eternal. In reality, as a result of enduring infections, traumas, hereditary infringements, harmful factors of the environment and emotional stresses stem cells lose their ability of endless regeneration and basically that is the starting point of the aging processes and appearance of the long-term diseases which in turn stop the processes of the stem cells division. If at birth their content equals one stem cell to 10 thousand, then at the age of 50 it is already one to half a million and at the age of 70, one to a million of the hematopoietic cells. See generally Christopher Potten and James Wilson, Apoptosis: the Life and Death of Cells, Cambridge University Press (2004).

   The isolation process of stem cells for medical purposes is the most expensive part of modern biotechnology for stem cells. Today there have been effective methods worked out for the isolation of stem cells from an embryo, fetus and umbilical cord blood (the rest of the blood in an umbilical cord and placenta after delivery). Modern technology allows for the preparation of these cells for the treatment of many diseases.

   The Company believes that the most promising way to create this individualized medication, which could be used in the case of disease or the loss of any organ, is to keep stem cells in a frozen condition, collecting the rest of the umbilical cord blood during a birth and using preparations created on their basis. Upon introduction into the organism of a patient, stem cells find the struck organs, the so-called target organs, where they migrate and provide powerful restoration of whole biological structures, normalize the metabolism, harmonize the immune status of an organism, and make active antineoplastic factors (compounds that prevent the growth and development of malignant cells). This way cell suspension introduction results in the increase of the number of leukocytes (white blood cells) in ontological patients with chemo rays depression of hemopoiesis (the formation of blood cells in the body) from 2 to 5 thousand for two weeks.

   Stem cells actively perform their main responsibility - they replace the sick and old cells of an aging organism rejuvenating it, which cannot be done by any other medicine. Also, highly active regulating factors are present within the cells suspension which exist and work only during an embryonic period of the organism's development. That is why the cells suspension introduction in the adult organism and engraftment of stem cells among the aging and pathologically altered cells of this organism creates a unique situation when the most powerful development, renewal and functions' ensuring factors that only exist start constantly influencing the cells and organs of the adult organism.

   These  biological  preparations  in  their  complex  state  influence:

-     normalization  and  stimulation  of  the  metabolism
-     rise  in  the  activity  of  the  immune  and  neuro-endocrinal  systems
-     strongly  marked  antineoplastic  action;
-     delay  pre-senility,  dynamically  rejuvenating  the  organism
-     strongly  marked  medical  effects  upon  diversified  pathologies

   In the Ukraine the study and production of biological preparations from the animal and human cells were being carried out within the framework of the scientific programs under the aegis of the National Academy of Sciences, Medical Academy of Sciences, Ministry of Public Health, Coordination Center of the organs, tissues, and cells transplantation of the Ministry of Public Health ofUkraine.

   The application of allo (human) biological preparations have been allowed by the Ministry of Public Health of Ukraine since 1991.

Cryopreservation

   The ICT Lab in Kiev has developed and received a number of patents for the preparation, cryo-preservation and the thawing process for biological material which results in a 99% survival rate of the original biological mass. It is a unique process developed by ICT.

   Long-term methods of storage have been used in medical practice for a long time. Among those commonly famous methods of storage there is lyophilization (freeze-drying), treatment by alcohol or formalin solutions and some others. But the basic drawback of such methods of storage is dehydration of protein compounds which cause cells and tissues to completely lose their main biological features - ability to function after transfusion.

   Nowadays, low temperatures are the only way to allow for the storage of cells and tissues for long time intervals (running for years) in a viable condition. Storage in liquid nitrogen at the temperature of -196 C is the basic method of the long-term storage of biological objects today. The development of personal modern technologies of cryogenic-preservation, corresponding to world standards as well as observing the demands of producing biological preparations, their testing, marking and storing in accordance with statements of the European Tissue Banks Association, allowed ICT to create high-quality cryogenically-preserved embryonic stem cells, tissue preparations and extracts for clinical applicationand system of examination and treatment of patients with minimum risk and maximum effect with the most diversified pathologies.

Quality  Control

   The efficiency of stem cell therapy is ensured through the latest special methods of bacteriological and virological control which guarantee the highest quality of preparations. Every preparation prepared for use is supplied with its own certificate containing test results which certify the safety of this biological preparation. The patient's safety assurance totally corresponds with international Standards of Activity of the European and American Tissue Banks Association.


   The Company warrants that a batch of allo stem cell biological solution for transplants are individually prepared for a specific patient have been manufactured in accordance with and in strict compliance with Good Manufacturing Practice ("GMP"), and following the regulations of the U. S. Food and Drug Administration (the "FDA") as well as the respective regulatory agencies of the European Union. GMP is a set of guidelines established by the FDA regarding the production or manufacture of any drug or biological products. The FDA certifies and enforces US manufacturers that comply with the GMP standards. Although the Company is not GMP certified or GMP enforceable since its manufacturing facilities are located outside of the U.S., we have voluntarily complied with all GMP standards. More information on GMP standards is available at www.gmp-online-consultancy.com.

   The Company follows all steps recommended by the FDA and the respective counterpart regulatory agencies of the EU. We have put into practice all of these recommendations to aid and assure top quality preparations of each allo stem cell biological solution therapy batch. In addition, many other specimens, samples of each stem cell transplant(s) prepared by the Company are kept in liquid nitrogen at its laboratories, pursuant to FDA regulations.

RESEARCH  AND  DEVELOPMENT

   We do not directly engage in Research and Development. Instead, we rely on the technology that results from Research and Development activities performed through contractual arrangements and possibly the technology that results from such arrangements in the future. ICT currently has a number of related projects that are currently under development or contemplated for the near future. They are as follows:

1.   ARTIFICIAL ORGANS:

Stem cell transplants prepared by our method of primary cell culture are used with a bio-polymer base to produce artificial organs. All stem cell transplants could be turned into an artificial organ (individual specific organs that are grown outside of the human body). This project is still in the planning stage, and ICT has yet to substantially commence this project.

2.   BIOLOGICALLY ENHANCED BIO-POLYMER MATERIALS FOR SURGERY:

- Bio-degradable bio-polymers used together with an osteogenetic (bone-producing) combination of stem cell transplants.
- Foam hydro gel used together with a chondrogenetic (cartilage-producing) combination of stem cell transplants.
- Foam hydro gel used together with a soft tissue combination of stem cell transplants.

This project is still in the planning stage, and ICT has yet to substantially commence this project

   3. TOPOLOGICAL STEM CELL TRANSPLANTS FOR BURN VICTIM PATIENTS AND COSMETIC SURGERY.

Stem cells are transplanted topologically (outside the skin) onto burn victims and other cosmetic surgery patients. This project has already been developed and tested on one burn patient, as described and illustrated above in the section entitled "Illustrations of Stem Cells and How They Work." We have filed one provisional patent in the United States for the use of this stem cell-based topological cream.

MARKETING  AND  PROMOTION

   The Company intends to offer the Clients a compelling proposition with the potential to be quite valuable for many patients with degenerative conditions: our product offers a potential solution when all traditional medical options have been exhausted. The Company seeks to increase the number of Clients that make a purchase, to encourage repeat visits and purchases and to extend Client retention. Loyal, satisfied Clients also generate word-of-mouth advertising and awareness, and are able to reach thousands of other Clients and potential Clients because of the reach of on-line communication. The Company plans to employ a variety of media, program and product development, business development and promotional activities to achieve these goals. We put out periodic Press Releases on our activities that are distributed by MacReport to numerous on-line publication sites as well as printed magazines, newspapers and newsletters. In addition, we have an on-line distribution network that sends these releases to subscribed potential patients, medical practitioners, patient networks and associations (such as the StrokeNetwork, Different Strokes, and Multiple Sclerosis Society). Finally, by invitation of these same organizations, we have participated in various on-line "chat" seminars organized by these organizations to help educate and answer questions on stem ell transplantation therapy.

   Our marketing strategy will emphasize some basic directives to keep us focused on our business model. The Plan and its implementation are described below:

- The Company's clinics will be used as labs to develop the stem cell transplantation therapies, be a training facility for other doctors and a base for our Tele-Medicine and web based Support Application.

- Our goal is to cause the medical practitioners and clinics to network together and propose stem cell transplantation to their patients as an alternative regenerative medical procedure. We plan to achieve this goal by continuing to develop the information available on our online distribution network, by participating in further online seminars, and by any other means at our disposal to increase awareness of stem cell therapy as an alternative to traditional medicine.

- A related goal is to spread awareness of stem cell therapy to patients. Many of our future patients may be totally unaware of the existence of stem cell transplantation as a treatment and its many benefits. Many of them are desperately seeking alternative treatment for their diseases, or have already given up hope, as modern medicine failed them. Many have formed groups or joined organizations, which are seeking help. Many are looking for anti-aging therapies and need to be aware of the advantages of stem cell transplantation in this context. All of our efforts outlined in this section are intended to achieve this goal.

- Our marketing team will establish contact with existing patient organizations. This direct marketing approach will be done on a country-by-country basis, starting with Germany, which will be a springboard into Europe and other countries, especially the United States. There is currently no set plan as to which countries our team will establish our marketing efforts in first. We will consider each country, region, or particular organization and make an individualized determination as to where our marketing efforts should focus after establishing the marketing team in Germany.

- Our marketing team will work directly with local specialists, ensuring an efficient and rapid introduction in each country. Our team will develop a marketing plan on a case-by-case basis, tailored to the particular culture, demand, and laws of each country or region.

- Our website is connected to various internet search engines in order to maximize exposure.

- In conjunction with accredited specialists in Information Technology, we will set up a complete across-the-board computer-controlled logistics data bank system. This system will be based in our affiliated clinics. It will cover the steps of the process from order through manufacture, delivery and treatment, concluding with follow-up records, always assuring patient privacy. Patients and physicians will also be able to trace the procedure of timing and shipping for their own preparations on the Internet.

Doctor and Clinic Support Services

   The Company believes that a key objective is an ability to establish and maintain long-term relationships with its doctors and clinics throughout the world. The Company's planned team of customer support and service personnel will be responsible for handling the education and training of doctors on our Stem Cell Transplantation therapies and procedures. Doctor and clinic inquiries and support will be addressed as part our global operations. The Company plans to offer "Toll Free" phone numbers and through our website a Physician or patient can research available therapies and how to contact us. The Company plans to automate certain tools used by its Customer Support and Service staff and intends to actively pursue enhancements to and further automation of its Customer Support, Service and Operations.

PRICING

   Our stem preparations are priced competitively with others in our industry, reflecting pricing which has been the same as it has been in Germany for the past approximate 10 years.

   The complex approach to stem cell transplantation is based upon cleansing and detoxification and balancing of all metabolic processes, whereby the patient will be prepared to accept the stem transplants for their maximum healing effects.

COMPETITION

   We are unaware of any competitor that has the same business model in the manufacturing process and cryo-preservation process of allo stem cell biological solution and other products. To our knowledge, these procedures have only been used by our affiliates. Further, we are unaware of any competitor engaged in the business of providing educational, informational, and referral services to potential candidates for stem cell therapy.

   Although we have not noted any Companies that offer an identical array of services, there are several stem cell companies that compete with us on an individual service level. First, there are the stem cell research and development companies that are only doing scientific work with stem cells, but are not in the business of treating patients. Second, there are companies that have their own treatment facilities and their own source of stem cells. Third, there are the companies that supply the stem cells for research and treatment of patients.

   The Company's business model is not just to provide a referral service, but to combine all aspects of the above mentioned areas in order to provide value-added services to our patients with a minimum operating investment by the Company. We plan to accomplish this by continuing to enter into various licensing and treatment agreements with affiliate clinics and hospitals. We will select which clinic and hospital facility we contract with based on the resources available, IP and services that they each have available. This will allow us to be able to have a number of global affiliate treatment facilities that, when combined, provide the Company with all of the following value-added services:

-     Review  and  analysis  of  patient  medical  information
-     Recommendation  of  treatment  protocols
-     Treatment  of  patients  at  multiple  international  locations
- Provide the stem cell biological solution to be used at our affiliate treatment facilities
- Provide long-term tracking of patient's medical condition for data collection and medical abstract development

   There is no assurance that the Company will be able to compete successfully against any such current and any developing future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company.

   In our research, the closest competitor that we have to our business model is a company called VesCell (www.vescell.com). This company has licensed a proprietary technology from their partner TheraVitae that uses the patients own blood to draw out the stem cells which are then culture grown and are then used as an injection back into the patient. VesCell has a number of affiliate treatment facilities which are located in Thailand and Singapore where these procedures are performed. VesCell also has a number of treating physicians at each affiliate hospital or clinic facility that actually perform the stem cell transplantation procedure. The cost of the VesCell therapy is $34,500, USD, per treatment.

   Currently, the Company has three affiliate treatment facilities outside of the United States: Kiev, Ukraine, Shenzhen, China and Tijuana, Mexico.

   As part of our business model, we will continue to add and at times, remove, affiliate treatment facilities that we do business with as per the needs of the Company.

REGULATION

   As the technological milestones for stem cell transplantation have been announced, governments have begun to impose regulation. Many developed countries have now drawn up legislation or codes, or signed up to Conventions, regulating the creation and use of embryonic stem cells. Some regimes have already been shown to be lagging behind the technology.

   From a regulatory viewpoint stem cell transplant represents a very unique product, which really is not really a "product" at all, because it does not fulfill the legal definition of a medicinal "product." The FDA's regulations label live cell transplants as products, while under German law they are classified neither as drugs nor as medications, because:
-    they  are  individually  prepared  for  each  patient,
-    they  are  for one time use only, by implantation on a pre-determined date,
- the implantation is carried out by a physician who wrote a prescription for the stem cell transplants used,

-     stem  cell  transplants  have  no  'shelf-life',  and
-     they  are  not  distributed  through  the  usual  channels.

   The response of many governments to reproductive cloning is a complete ban, but approaches to therapeutic cloning vary quite widely. The United States presidency and various European bodies and institutions are taking a restrictive approach to embryonic stem cells, while the United Kingdom has passed relatively permissive legislation.

The  United  States

   The United States' regulation falls into two main areas: control of federal funds for research, and the broader question of regulation of the activities themselves. Following an announcement by President Bush on August 9, 2001, United States federal funds became available only for stem cell research on embryonic cell lines already in existence. Before that, more liberal National Institutes of Health ("NIH") Guidelines had recommended that funds were to be available for the creation and use of stem cells from spare IVF embryos. The 64 embryonic cell lines identified by US officials as already being in existence, and therefore a suitable subject for federally funded research, were generated by various institutes in the United States, Sweden, Australia, India, and Israel. We currently plan to seek research funding from the NIH, and will consider seeking research funding from other government health agencies in the future.

   Separately from the funding issue, the regulation of embryonic stem cell research is being actively considered by the US Government. On July 31, 2001, the House of Representatives voted for a broad ban on human cloning that would prohibit cloning for research purposes as well as for reproduction. The resulting law imposes heavy financial penalties and terms of imprisonment on those who generate cloned embryos, and thus affects both privately funded and NIH-supported research. Fortunately, the Company's lines of allo transplants are outside of this regulation, both because we do not engage in any cloning activities, and because we do not engage in any stem cell production, research, or development in the United States. Further, since all of our stem cell activities are performed in jurisdictions where such activities are legal, we do not currently have any obligation to obtain government approval for our activities, and do not currently have any compliance costs. However, there is no assurance that we will not face costs or the need for government approval with regard to future regulations or the regulations of any country into which we may expand our operations in the future. Germany and the Rest of Europe

   Germany's highest court re-affirmed its approval of therapeutic use of cell allo transplantation on February 16, 2000, by its decision in the case number 1 BvR 420/97. Germany had previously approved of this use in the early fifties.

   This German decision had serious implication for the remainder of the European Community ("EC") as well. Under the European Community Council Directives, all Member States of EC are obliged to accept laws and regulations of other member States of European Community dealing with medical therapeutics for human use, and that includes stem cell transplantation.

   All applicable regulations of the Public Health Service, and EU Directives, were incorporated in our manufacturing technology, and that was of enormous importance in order to attain the heretofore unknown 'state-of-art' level of safety of stem cell transplantation.

   The European Community Council's Directives are in harmony with this German legal concept, and thus European Community Member States do not classify stem cell allo and/or xeno-transplants as 'products' either.

INTELLECTUAL  PROPERTY

   Currently, we have the rights to 26 patents, filed in the Ukraine and other countries, pursuant to our License Agreement with ICT. These patents concern the production, storage, preservation, and practical application of stem cells.

We currently have three patent pending filings in the US:


- U.S. P&T Office Patent Pending filed February 27, 2007; U.S. 11/712,535. "STEM CELLS TO TREAT AND/OR PREVENT SYMPTOMS OF AVIAN INFLUENZA AND OTHER DISEASES IN MAMALS AND OTHER ANIMALS"

- U.S. P&T Office Patent Pending filed April 5, 2007; U.S. 11/732,985. "COMPOSITION AND METHODS OF TREATING BURN VICTIMS USING STEM CELLS."

- U.S. P&T Office Patent Pending filed February 26, 2007; U.S. 11/710,817. "DIFFERENTIATION OF CORD BLOOD INTO

NEURAL CELLS AND METHOD TO TREAT PATIENTS WITH NEUROLOGICAL CONDITIONS WITHOUT USING IMMUNE SUPPRESSION AGENT."

   The Company is pursuing the registration of its trademark and service mark in the U.S. and internationally, and has applied for the registration of its "Cells For Life" trademark in China and the US. Effective Patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's products and services are made available.

   There is no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's copyrights, trademarks, trade dress and similar proprietary rights. In addition, there is no assurance that other parties will not assert infringement claims against the Company.

EMPLOYEES

   As of March 31, 2007, the Company employed 2 full-time employees, and one part-time employee. The Company also engages independent contractors and other temporary employees in its operations and finance and administration departments. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be good. Competition for qualified personnel in the Company's industry is intense, particularly among Doctors and other technical staff. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

RISK FACTORS

   THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY, ITS BUSINESS, CONDITION AND PROSPECTS (FINANCIAL AND OTHERWISE). THESE RISK FACTORS ARE NOT NECESSARILY EXHAUSTIVE AND ADDITIONAL RISK FACTORS, IF ANY, MAY BE MATERIAL OR HAVE SIGNIFICANCE TO AN INDIVIDUAL INVESTOR. MANY INVESTMENT OPPORTUNITIES INVOLVE RISK FACTORS OR A RISK OF LOSS AND THE EXISTENCE OF THE NORMAL AND CERTAIN EXTRAORDINARY RISKS.

   USE OF FORWARD-LOOKING LANGUAGE; FORECASTS UNRELIABLE: All statements, trend analysis and other information contained in this document relative to markets for the Company's products and trends in net sales, gross margin and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect" and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements are subject to business and economic risks, and the Company's actual results of operations may differ materially from those contained in the forward-looking statements.

   LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; ANTICIPATED LOSSES: The Company commenced operations upon execution of a Licensing Agreement with Institute of Cell Therapy (ICT). Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Nonetheless, there is no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

   UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY; As a result of the Company's limited operating history and the emerging nature of the biotechnological markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed and expected to increase.

   Sales and operating results generally depend on the volume of, timing of and ability to fulfill the number of orders received for the biological solution and the number of patients treated which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions which could have a material adverse effect on its business, prospects, financial condition and results of operations.

   The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include (i) the Company's ability to retain existing patients, attract new patients at a steady rate and maintain patient satisfaction, (ii) the Company's ability to manage its production facility and maintain gross margins, (iii) the announcement or introduction of new treatments and/or patents by the Company and its competitors, (iv) price competition or higher prices in the industry, (v) the level of use of the Internet and on-line patient services, (vi) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner,
(vii) the level of traffic on the Company's website, (viii) technical difficulties, system downtime, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (x) governmental regulation, and (xi) general economic conditions.

   MANAGEMENT OF POTENTIAL GROWTH: LIMITED SENIOR MANAGEMENT RESOURCES: While we cannot be sure we will be successful in growing the Company's operations, our goal is to rapidly and significantly expand our operations to address potential growth and market opportunities. We intend to seek to accomplish this by adding additional affiliate clinics, and by our marketing efforts. By adding affiliates, our intention is to seek to not only increase the number of patients that can be treated, but increase the visibility of stem cell therapy in general. We believe that the combination of word of mouth and our marketing efforts may lead to a significant growth in demand for our products and services.

   This expansion if successful could place a significant strain on the Company's management, operational and financial resources. The Company may be required to hire new employees including senior management, key managerial, technical and operations personnel who would have to be fully integrated into the Company, operational and financial systems, procedures and controls, and to expand, train and manage its already growing employee base.

   The Company also would be required to add finance, administrative and operations staff. Further, the Company's management would be required to maintain and expand its relationships with Affiliate Treatment Clinics and Medical Facilities, University Labs, Private Labs and Treating Physicians globally.

   If we grow rapidly, there is no assurance that the Company's planned personnel, systems, procedures and controls would be adequate to support the Company's future operations, that the management would be able to hire train, retain, motivate and manage required personnel or that Company management would be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, its business, prospects, financial condition and results of operations will be materially adversely affected.


   DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL: The Company's performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel, particularly the Company's Chairman/CEO, Calvin C. Cao, and Chief Financial Officer, Daniel J. Sullivan. The Company's performance also depends on the Company's ability to employ, retain and motivate its other officers and key employees. The loss of the services of any of its executive officers or future key employees could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company is currently negotiating long-term employment agreements with its executive officers and intends to obtain "key person" life insurance policies. The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled doctors, scientists, qualified PhD's, technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and there is no assurance that the Company will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary doctors, scientists, qualified PhD's, technical, managerial, marketing and customer service personnel could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.


   COMPETITION: While we are presently unaware of any competitor that has the same business model in the manufacturing process and cryo-preservation process of allo stem cell biological solution and other products, competitors may already exist or may develop with respect to our specific business model.

   Although we have not noted any Companies that offer an identical array of services, there are several stem cell companies that compete with us on an individual service level. First, there are the stem cell research and development companies that are only doing scientific work with stem cells, but are not in the business of treating patients. Second, there are companies that have their own treatment facilities and their own source of stem cells. Third, there are the companies that supply the stem cells for research and treatment of patients.

   There is no assurance that the Company will be able to compete successfully against any such current and any developing future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company.

   TRADEMARKS AND PROPRIETARY RIGHTS: The Company regards its copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as important, and critical to its success. In addition, certain aspects of trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees may be relied upon to protect its proprietary rights. The Company is pursuing the registration of its trademarks and service marks in the U.S. and internationally, and has applied for the registration of certain of its trademarks and service marks. Effective trademark, service mark, copyright and trade secret protection may not be available in every country. The Company expects that it may license in the future certain parts of its proprietary rights, such as trademarks or copyrighted material, to third parties.

   There is no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's copyrights, trademarks, trade dress and similar proprietary rights. In addition, there is no assurance that other parties will not assert infringement claims against the Company. The Company is not currently aware of any legal proceedings pending against it.

   GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES: The Company is subject to regulation by domestic and foreign governmental agencies with respect to many aspects of stem cell transplantation. In addition, new legislation or regulation could occur. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to stem cell transplantation technology could have a material adverse effect on the Company's business, prospects, financial condition and results or operations.

   CONTROL OF THE COMPANY: The Company's founders; Mr. Calvin Cao, Global Capital Corp, together with Institute of Cell Therapy and the balance of the Company's management, hold at least 51% percent of the outstanding voting power of the Company. As a result, the founders and management will be able to (i) elect, or defeat the election of, any of the Company's directors, (ii) amend or prevent amendment of the Company's Restated Articles of Incorporation or Bylaws, or (iii) affect or prevent a merger, sale of assets or other corporate transaction.

   The extent of ownership by the founders and the management may have the effect of preventing a change in control of the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of the Common Stock.

   NO ASSURANCE OF PUBLIC MARKET FOR COMMON STOCK, POSSIBLE LACK OF MARKET MAKERS; VOLATILITY. Although the Company's stock is currently quoted on the Over-the-Counter Bulletin Board, there is no assurance that a public trading market will continue or develop for the Common Stock. There is also no assurance that the existing trading or any such future market will be characterized as active.

   Development of an active trading market for the Company's Common Stock may depend upon the interest of securities market makers and the investing public which may depend in turn on the Company's revenues and profits. The prices of securities of companies which are in limited supply in the public securities markets, which could describe the Company, are typically volatile.

   POSSIBLE NEGATIVE EFFECT OF COMMON STOCK AVAILABLE FOR FUTURE SALE: A substantial component of the Common Stock issued by the Company is "restricted stock" as defined in SEC Rule 144, promulgated under the Securities Act of 1933. The offer of a significant number of restricted shares of Common Stock in the future in the public market, at or about the same time pursuant to Rule 144 or pursuant to a subsequent registration statement under the Securities Act of 1933 could have a depressive effect on the public market price of the Company's common stock.

   TRADING  LIMITATIONS  ON  STOCK  AT  A  MARKET  PRICE  OF LESS THAN $5.00 PER
SHARE: Management cannot predict the market price of the Common Stock in the public market. At any time that the market price is less than $5.00 per share, certain larger stock brokerage firms may prohibit purchase or sale of the Shares within their clients' accounts.

   All securities brokerage firms effecting purchase orders for clients in the Company's common stock at a time when the common stock has a market bid price of less than $5.00 per share are required by federal law to send a standardized notice to such clients regarding the risks of investing in "penny stocks", to provide additional bid, ask and broker compensation and other information to the stockholers and to make a written determination that the Company's common stock is a suitable investment for the client and receive the client's written agreement to the transaction, unless the client is an established client of the firm, prior to effecting a transaction for the client. These business practices may inhibit the development of a public trading market for the Company's common stock during periods that the price of the common stock in the public market is less than $5.00 by both limiting the number of brokerage firms which may participate in the market and increasing the difficulty in selling the Company's common stock.

   LOSS OF FINANCING. We cannot guarantee that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Even if we are able to expand our business, we cannot provide certainty that we will be successful or that investors will derive a profit from an investment in our equity.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     We lease office space and office equipment under an operating lease on a month-to-month basis. We lease the executive office suite from Wilder Corporation for approximately $1,775.61. Our office is located at 2203 N. Lois Avenue, Suite #901, Tampa, FL 33607. The office is approximately three hundred seventy-four (374) square feet and is in a condition adequate to our needs. The terms of the lease agreement require 30 days written notice to terminate the lease.

     Rent expense amounted to $23,298 and $21,142 for the years months ended March 31, 2007 and 2006.

     The Company is not involved in investments in (i) real estate or interests in real estate, (ii) real estate mortgages, and (iii) securities of or interests in persons primarily engaged in real estate activities, as all of its land rights are used for production purposes.

ITEM  3.  LEGAL  PROCEEDINGS

   The Company is not involved in any legal proceedings and is not aware of any pending or threatened claims.

   The Company expects to be subject to legal proceedings and claims from time to time in the ordinary course of its business, including, but not limited to, claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended March 31, 2007, the Company did not submit any matters to a vote of its security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Stem Cell Therapy International, Inc. common stock is quoted in United States markets on the Over the Counter Bulletin Board ("OTCBB") and intends to become listed on the American Stock Exchange ("AMEX"). We have not, at this time, made application to the AMEX. We will make such application once we meet the other qualification requirements from AMEX. However, Stem Cell Therapy International, Inc. cannot make any assurance that trading on AMEX will be approved.

     Currently there are 500,000 issued and outstanding shares of Series A Preferred stock, which are convertible to shares of common stock on a one for one basis after a certain time period. There are no issued and outstanding shares that could be sold pursuant to Rule 144. Currently there are no outstanding warrants or options to purchase stock.

PENNY  STOCK  REGULATIONS:

     Our common stock is quoted on the OTCBB, under the symbol "SCII". On June 22, 2007 the last reported sale price of our common stock was $0.30 per share. The Company's common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. As long as the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

     The following table shows the high and low per share price quotations of Stem Cell Therapy International, Inc. common stock as reported in the OTCBB for the periods presented. High and low bid quotations reflect inter-dealer prices without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. We completed our acquisition of Stem Cell Therapy Corp.("Stem Cell Florida") in the third calendar quarter of 2005. Our stock has been thinly traded.


                                       HIGH           LOW
(Calendar Quarters)
2007
          First Quarter               $0.37          $0.12

2006
          Fourth Quarter              $0.35          $0.10
          Third Quarter               $0.40          $0.23
          Second Quarter              $0.75          $0.40
          First Quarter               $1.00          $0.47

2005
          Fourth Quarter              $1.75          $0.45
          Third Quarter               $2.70          $0.51
          Second Quarter              $0.22          $0.001
          First Quarter               $0.005         $0.001

     As of March 31, 2007 there were approximately 259 holders of record of Stem Cell Therapy International, Inc. common stock. Many of these shares are held in street name, and consequently we have numerous additional beneficial owners.

DIVIDENDS

The Company has never declared or paid a dividend on its Common Stock, and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company expects to retain, if any, its future earnings for expansion or development of the Company's business. The decision to pay dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors such as contractual obligations. There can be no assurance that dividends can or will ever be paid.

RECENT SALES OF UNREGISTERED SECURITIES

During April 2006, the Company issued 10,000 shares of common stock to consultants with a fair market value of $1.00 per share for a total of $10,000.

During June 2006, the Company issued 400,000 shares of common stock to consultants with a fair market value of $0.39 per share for a total of $156,000.

During July 2006, the Company issued 300,000 shares of common stock to consultants with a fair market value of $0.37 per share for a total of $111,000.

     The Company has engaged a public relations firm to perform services in exchange for $12,000 worth of the Company's common shares, at market price as quoted on the OTCBB (average of the previous 20 days), per month. Accordingly, the Company has issued the following shares:

MONTH         AVERAGE MARKET PRICE   NUMBER OF SHARES
------------  ---------------------  ----------------
April, 2006   $                0.79            15,277
May, 2006     $                0.73            16,484
June, 2006    $                0.53            22,599
July, 2006    $                0.40            30,265
August, 2006  $                0.43            28,235


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF STEM CELL THERAPY INTERNATIONAL, INC. AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FILING. STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND ELSEWHERE IN THIS ANNUAL REPORT THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTES "FORWARD-LOOKING STATEMENTS."

The following management discussion should be read together with the Stem Cell Therapy International, Inc. consolidated financial statements included in this annual report. See "Index to Consolidated Financial Statements" at page F-1. Those financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America.

GENERAL OVERVIEW

     Stem Cell Therapy International, Inc. (the "Company") was originally incorporated in Nevada on December 28, 1992 as Arklow Associates, Inc., and after several name changes was renamed Altadyne, Inc. By March, 2005, the Company (then Altadyne, Inc.) had no assets, liabilities, or ongoing business. On March 20, 2005, R Capital Partners ("R Capital") acquired the Company (then Altadyne, Inc.), and on September 1, 2005, the Company (then Altadyne), acquired Stem Cell Therapy International Corp., a Nevada corporation ("Stem Cell
Florida") in what was effectively a reverse acquisition. Following the transaction, Stem Cell Florida became a wholly owned subsidiary of the Company, and Stem Cell Florida's shareholders became shareholders of the Company. On October 5, 2005, the Company changed its name to Stem Cell Therapy International, Inc. to reflect the new business of the Company. This transaction is accounted for as a reverse merger, with Stem Cell Florida treated as the accounting acquirer for financial statement purposes.

     Stem Cell Florida was incorporated in Nevada on December 2, 2004. Following the reverse acquisition, the Company assumed and is continuing the operations of Stem Cell Florida. The Company's executive management team are: Calvin C. Cao, Chairman and Chief Executive Officer, Daniel J. Sullivan, Chief Financial Officer, and Lixian Jiang, Chief Operating Officer and Patent Trademark Counsel.

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

     We will initially devote most of our efforts toward organization and fund raising for planned clinics and patient operations and limited revenues have been generated from any such operations. The Company has experienced recurring losses from operations since its inception and at March 31, 2007, we had a working capital deficit of $551,175 and an accumulated deficit from operations of $1,189,448. As noted in the independent audit report for the audited Stem Cell Therapy International, Inc. financial statements for the period from inception to March 31, 2007, these factors raise doubt about the ability of the Company to continue as a going concern. Realization of the Company's business plan is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. This is because we have not generated substantial revenues since inception. Our only other source for cash at this time is through investments or loans from management. We must raise cash to implement our project and stay in business.


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

     Common stock transactions for services are recorded at either the fair value of the stock issued or the fair value of the services rendered, which ever is more evident on the day that the transactions are executed. The certificates must be issued subsequent to the transaction date.

     We apply Staff Accounting Bulletin No. 104 "Revenue Recognition" ("SAB No. 104") to our revenue arrangements. Currently, our only revenue transactions derive from the licensing of stem cell technology, the sale of stem cell products, and providing informational and referral services; we have no plans to enter into any other revenue transaction in the near future. In accordance with SAB No. 104, we recognize revenue related to these licenses, sales and services upon delivering the license or product, or rendering the services, respectively, as long as (1) there is persuasive evidence of an arrangement, (2) the sales price is fixed or determinable, and (3) collection of the related receivable is reasonably assured. Any payments received prior to delivery of the products or services are included in deferred revenue and recognized once the products are delivered or the services are performed.

     Research and development costs are charged to operations when incurred and are included in operating expenses.


RESULTS OF OPERATIONS

As of March 31, 2007 and for the years March 31, 2007 and 2006

     We had revenue of $345,510 during the year ended March 31, 2007 as compared to $80,934 of revenue for the comparable period in 2006. Revenues during 2007 reflected the treatment of nine patients' and only three patients were treated during the same period ended 2006.

     Our cost of goods sold for the stem cell biological material delivered during the year ended March 31, 2007 was $289,993 as compared to $52,100 for the same period ended 2006. The increase in cost of goods sold is due to the increased number of treatments and a $116,000 charge for an additional payment made to ICT for not meeting the contractual minimum purchase requirement, which, due to ICT's failure to be able to deliver the product, has caused the minimum purchase requirement to be terminated. The Company is now using alternative vendors to supply the stem cell biological solutions to each treatment facility.

     Gross margin for the year ended March 31, 2007 was $55,517 as compared to $28,834 for the year ended March 31, 2006. Gross margin as a percentage of revenue for the year ended March 31, 2007 was 16% as compared to 36% for the year ended March 31, 2006. The decreased gross margin is primarily due to the additional $116,000 charge by ICT for not meeting the minimum purchase requirements.

     Selling, general and administrative expenses increased $177,155 or 33% to $714,227 for the year ended March 31, 2007 as compared to $537,072 for the year ended March 31, 2006. Selling, general and administrative expenses for the year ended March 31, 2007 primarily consists of the following items:

- Payroll expense of $176,205 for the year ended March 31, 2007, which is an increase of $141,304 over the year ended March 31, 2006. This increase was due to the Board of Directors approval of salaries for the two executives beginning in January 2006, therefore the year ended March 31, 2006 only included three months of payroll costs. In September 2006, the Company hired an additional executive with an annual salary of $50,500 and in January 2007, the Company terminated an executive with an annual salary of $60,000.

- Professional fees-legal and accounting amounted to $92,244 for fiscal year 2007 as compared to $68,881 for fiscal year 2006. The increase in legal and accounting was due to the Company completing its Form 10SB, incurring legal fees related to the ICT licensing agreement and patent work during the year ended March 31, 2007.

- Professional fees-consulting amounted to $357,282 for the year ended March 31, 2007 as compared to $372,506 for 2006. During the year ended March 31, 2007, the Company issued 112,860 shares of restricted common stock valued at $60,000 for investor relations; this contract was terminated in September 2006. The Company also issued 300,000 shares of restricted common stock valued at $117,000 to advise and consult with the Company on merger and acquisition issues in the European market, this agreement expired in December 2006 and was not renewed. The Company issued 100,000 shares of restricted common stock to a company for financial and investor advisory services valued at $39,000, this agreement expired in December 2006 and was not renewed. The Company issued 10,000 shares of restricted common stock valued at $10,000 to a business development advisory consultant for Costa Rica. This agreement expired in February 2007 and was not renewed. The Company also issued 300,000 shares of restricted common stock to a consulting company valued at $111,000. This agreement expires in July 2011 and the Company has included $26,208 of consulting fees in statement of operations during the year ended March 31, 2007. The Company also had contracts with various medical and advisory consultants who were compensated with restricted common stock, the amount expensed under these contracts totaled $73,330 for the year ended March 31, 2007. These agreements expired during the year ended March 31, 2007 and the Company is currently negotiating the renewal of some of those agreements.


     Our net loss for the year ended March 31, 2007 was $657,046 as compared to $516,161 during the same period in 2006. The loss primarily reflects increases in payroll expenses, professional fees and the additional payment to ICT for not meeting the minimum purchase requirement.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended March 31, 2007 and the period since December 2, 2004 (date of inception) through March 31, 2007, the Company has had a net loss of $657,046 and $1,189,448, respectively and cash used by operations of $124,365 and $286,622, respectively, and negative working capital of $551,175 at March 31, 2007.


     As of March 31, 2007, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin significant operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from shareholder advances and some relatively minor sales of equity securities (as set forth below). The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

     Effective June 27, 2007, the Company entered into an agreement with Newbridge Securities, Corp. ("Newbridge") to assist the Company on a "best efforts" basis in raising approximately $250,000 in a private offering of up to 2 million shares of restricted common stock at a price of $.125 per share.

Seasonality

     As a result of the Company's limited operating history and the emerging nature of the biotechnological markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed and expected to increase.

OFF-BALANCE  SHEET  ARRANGEMENTS

     The Company is not currently engaged in any off-balance sheet arrangements, as defined by Item 303(c)(2) of Regulation S-B. The Company has not engaged in any off-balance sheet arrangement during the last fiscal year, and is not reasonably likely to engage in any off-balance sheet arrangement in the near future.

NEW  ACCOUNTING  PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48") "Accounting for uncertainty in income taxes - an interpretation of SFAS No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in FASB No. 109, "Accounting for income taxes." FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 158, ("SFAS 158), "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans". Among other items, SFAS 158 requires recognition of the over-funded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements, the measurement of defined benefit post-retirement plan assets and obligations as of the end of the employer's fiscal year and recognition of the funded status of defined post-retirement plans in other comprehensive income ("OCI"). The standard was effective for the Company as of March 31, 2007. The adoption of SFAS 158 did not have an impact on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities", which permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on a instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

ITEM 7. FINANCIAL STATEMENTS

TABLE OF CONTENTS:

     Report  of  Independent  Registered  Public Accounting
     Firm-Aidman, Piser & Company  P.A.......................................F-2

     Report  of  Independent Registered Public Accounting
     Firm-Pender, Newkirk & Company  LLP.....................................F-3

     Consolidated  Balance  Sheets  as  of  March  31,
     2007  and  2006.........................................................F-4

     Consolidated  Statements  of  Operations for the years
     ended March 31, 2007 and  2006 and  for  the  period
     from  December  2,  2004 (Date of Inception) through
     March  31,  2007........................................................F-5

     Consolidated Statement of Changes in Stockholders'
     (Deficit) for the period from  December  2,  2004
     (Date  of  Inception)  through  March  31,  2007........................F-6

     Consolidated  Statements  of  Cash Flows for the years
     ended March 31, 2007 and  2006 and  for  the  period
     from  December  2,  2004  (Date  of  Inception)
     through  March  31,  2007...............................................F-7

     Notes  to  Consolidated  Financial  Statements..........................F-8

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Stem Cell Therapy International, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Stem Cell Therapy International, Inc and Subsidiary as of March 31, 2007 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended March 31, 2007, and for the period from December 2, 2004 (date of inception) through March 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Stem Cell Therapy International, Inc. and Subsidiary for the year ended March 31, 2006 were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated May 18, 2006. Our opinion on the consolidated statements of operations, changes in stockholders' equity, and cash flows, insofar as it relates to the amounts included for the period from December 2, 2004 (date of inception) through March 31, 2006, is based solely on the report of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stem Cell Therapy International, Inc. and Subsidiary as of March 31, 2007 and the consolidated results of their operations and their cash flows for the year ended March 31, 2007 and for the period from December 2, 2004 (date of inception) through March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Stem Cell Therapy International, Inc. and Subsidiary will continue as a
going  concern.   As  discussed  in  Note  2  to  the  consolidated  financial statements, the Company incurred significant losses and used cash in operating activities during the year ended March 31, 2007, and had a deficit in working capital at March 31, 2007. These factors, among others as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. /s/ Aidman, Piser & Company, P.A.
Tampa, Florida
July 10, 2007





                                       33

              Stem Cell Therapy International, Inc. and Subsidiary
                         (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS


                                                                    March 31,
                                                            ------------------------
                                                                   2007        2006
                                                            ------------  ----------
ASSETS
Current assets:
     Cash                                                   $    27,905   $  32,642
     Inventory                                                    5,988           -
     Prepaid expenses                                            47,317      77,531
                                                            ------------  ----------
Total current assets                                             81,210     110,173


Certificate of deposit, restricted                                3,919     120,000
Deposits                                                          2,169       1,589
Prepaid expenses                                                 51,209       1,417
Intangible asset, net                                                 -       4,708
                                                            ------------  ----------
          Total assets                                      $   138,507   $ 237,887
                                                            ============  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                       $    62,875   $  28,370
     Accrued expenses                                            75,000      75,000
     Accrued payroll and payroll related expenses               170,557      35,000
     Deferred revenue                                            50,000           -
     Stockholder advances                                        48,753      48,377
     Due to related party                                       225,200     224,972
                                                            ------------  ----------
Total current liabilities                                       632,385     411,719


Commitments and contingencies (Note 8)                                -           -

Stockholders' deficit:
     Preferred stock; $.001 par value; 10,000,000 shares
          authorized and 500,000 issued and outstanding             500         500
     Common stock; $.001 par value; 100,000,000 shares
          authorized and 34,495,369 and 33,672,510 issued
          and outstanding, respectively                          34,495      33,672
     Additional paid-in capital                                 660,575     324,398
     Deficit accumulated during development stage            (1,189,448)   (532,402)
                                                            ------------  ----------
Total stockholders' deficit                                    (493,878)   (173,832)
                                                            ------------  ----------

          Total liabilities and stockholders' deficit       $   138,507   $ 237,887
                                                            ============  ==========


The accompanying notes are an integral part of the consolidated financial statements.

              Stem Cell Therapy International, Inc. and Subsidiary
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Period from December 2,
                                                         Years Ended            2004 (Date of Inception)
                                                           March 31,               through March 31,
                                                 ---------------------------  -------------------------
                                                      2007          2006                  2007
                                                 -------------  ------------  -------------------------

Revenue                                          $    345,510   $    80,934   $                426,444
Cost of goods sold:
     General                                          173,993        52,100                    226,093
     Loss on firm purchase commitment                 116,000             -                    116,000
                                                 -------------  ------------  -------------------------
Gross margin                                           55,517        28,834                     84,351


Operating expenses:
     Selling, general & administrative expenses       714,227       537,072                  1,277,579
                                                 -------------  ------------  -------------------------

Loss from operations                                 (658,710)     (508,238)                (1,193,228)

     Interest income, net                               1,664         2,077                      3,780
                                                 -------------  ------------  -------------------------
Net loss before taxes                                (657,046)     (506,161)                (1,189,448)
Income tax expense                                          -             -                          -
                                                 -------------  ------------  -------------------------

Net loss                                             (657,046)     (506,161)                (1,189,448)
Less dividends on preferred stock                           -       (10,000)                   (10,000)
                                                 -------------  ------------  -------------------------

Loss attributable to common shareholders         $   (657,046)  $  (516,161)  $             (1,199,448)
                                                 =============  ============  =========================

Net loss per share, basic & diluted              $       (.02)  $      (.02)  $                   (.04)
                                                 =============  ============  =========================

Weighted average number of common
     shares, basic & diluted                       34,310,534    26,339,010                 28,669,098
                                                 =============  ============  =========================


The accompanying notes are an integral part of the consolidated financial statements.

              STEM CELL THERAPY INTERNATIONAL, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM DECEMBER 2, 2004 (DATE OF INCEPTION) THROUGH MARCH 31, 2007


                                                                                      DEFICIT
                                                                                      ACCUMULATED
                             COMMON STOCK           PREFERRED STOCK     ADDITIONAL    DURING
                             ---------------------  ------------------  PAID-IN       DEVELOPMENT
                             SHARES       AMOUNT    SHARES     AMOUNT   CAPITAL       STAGE          TOTAL
                             -----------  --------  ---------  -------  ------------  -------------  ---------
Issuance of common
stock for cash
(December 2004)              11,600,000   $11,600           -  $     -  $         -   $          -   $ 11,600

Exercise of stock
options for services
(December 2004)                 500,000       500           -        -            -              -        500

Issuance of common
stock and options for
acquisition deposit
(December 2004)               5,000,000     5,000           -        -        2,749              -      7,749

Stock options issued
for services                          -         -           -        -          906              -        906

Issuance of common
stock for services
(January 2005)                2,170,000     2,170           -        -            -              -      2,170

Issuance of common
stock for cash
(January 2005)                  200,000       200           -        -            -              -        200

Issuance of common
stock for cash
(February 2005)               1,100,000     1,100           -        -            -              -      1,100

Issuance of common
stock for cash
(March 2005)                    650,000       650           -        -            -              -        650

Net loss for the period               -         -           -        -            -        (26,241)   (26,241)
                             -----------  --------  ---------  -------  ------------  -------------  ---------

Balance, March 31, 2005      21,220,000    21,220           -        -        3,655        (26,241)    (1,366)

Cancellation of common
stock issued and options
awarded for services
(May 2005)                   (5,600,000)   (5,600)          -        -       (2,749)             -     (8,349)

Issuance of common
stock for services
(September 2005)                379,000       379           -        -            -              -        379

Issuance of common
stock for intangible asset    5,000,000     5,000           -        -            -              -      5,000

Reverse acquisition,
September 1, 2005             6,310,678     6,311           -        -         (906)             -      5,405

Issuance of common
stock for a reduction i
n stockholder advances
(September 2005)              3,000,000     3,000           -        -            -              -      3,000

Issuance of common
stock for services
(September 2005)              3,030,000     3,030           -        -            -              -      3,030

Issuance of preferred
stock for cash
(September 2005)                      -         -     500,000      500       34,500              -     35,000

Dividend on
preferred stock                       -         -           -        -      (10,000)             -    (10,000)
Issuance of common
stock for services
(September 2005)                  6,400         6           -        -       11,994              -     12,000

Issuance of common
stock for services
(October 2005)                   11,882        12           -        -       11,988              -     12,000

Issuance of common
stock for services
(October 2005)                   20,000        20           -        -       20,980              -     21,000

Issuance of common
stock for services
(October 2005)                   10,000        10           -        -       17,490              -     17,500

Issuance of common
stock for services
(October 2005)                   10,000        10           -        -       14,490              -     14,500

Issuance of common
stock for services
(November 2005)                  13,953        14           -        -       11,986              -     12,000

Issuance of common
stock for services
(December 2005)                  30,000        30           -        -       29,070              -     29,100

Issuance of common
stock for services
(December 2005)                  12,000        12           -        -       11,988              -     12,000

Issuance of common
stock for services
(January 2006)                   10,000        10           -        -        7,555              -      7,565

                      STEM CELL THERAPY INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)
 FOR THE PERIOD FROM DECEMBER 2, 2004 (DATE OF INCEPTION) THROUGH MARCH 31, 2007



                                                                                DEFICIT
                                                                                ACCUMULATED
                          COMMON STOCK         PREFERRED STOCK     ADDITIONAL   DURING
                          -------------------  ------------------  PAID-IN      DEVELOPMENT
                          SHARES      AMOUNT   SHARES     AMOUNT   CAPITAL      STAGE         TOTAL
                          ----------  -------  ---------  -------  -----------  ------------  ---------
Issuance of common
stock for services
(January 2006)                10,000       10          -        -        7,555            -       7,565

Issuance of common
stock for services
(January 2006)                14,118       14          -        -       11,986            -      12,000

Issuance of common
stock for services
(January 2006)                20,000       20          -        -       16,980            -      17,000

Issuance of common
stock for services
(February 2006)               14,118       14          -        -       11,986            -      12,000

Issuance of common
stock for services
(February 2006)               24,000       24          -        -       20,376            -      20,400

Issuance of common
stock for services
(February 2006)               48,000       48          -        -       40,752            -      40,800

Issuance of common
stock for services
(February 2006)               48,000       48          -        -       40,752            -      40,800

Issuance of common
stock for services
(March 2006)                  30,361       30          -        -       11,970            -      12,000

Net loss for the year
ended March 31, 2006               -        -          -        -            -     (506,161)   (506,161)
                          ----------  -------  ---------  -------  -----------  ------------  ----------

Balance, March 31, 2006   33,672,510   33,672    500,000      500      324,398     (532,402)   (173,832)

Issuance of common
stock for services
(April 2006)                  25,276       26          -        -       21,974            -      22,000

Issuance of common
stock for services
(May 2006)                    16,484       16          -        -       11,984            -      12,000

Issuance of common
stock for services
(June 2006)                  422,599      423          -        -      167,577            -     168,000

Issuance of common
stock for services
(July 2006)                  330,265      330          -        -      122,670            -     123,000

Issuance of common
stock for services
(August 2006)                 28,235       28          -        -       11,972            -      12,000

Net loss for the year
ended March 31, 2007               -        -          -        -            -     (657,046)   (657,046)
                          ----------  -------  ---------  -------  -----------  ------------  ----------

Balance, March 31, 2007   34,495,369  $34,495    500,000  $   500  $   660,575  ($1,189,448)  ($493,878)
                          ==========  =======  =========  =======  ===========  ============  ==========



The accompanying notes are an integral part of the consolidated financial statements.

              Stem Cell Therapy International, Inc. and Subsidiary
                        (a development stage enterprise)
                      Consolidated Statements of Cash Flows


                                                                               Period from December 2,
                                                        Years Ended            2004 (Date of Inception)
                                                         March 31,                through March 31,
                                              ------------------------------  -------------------------
                                                   2007            2006                  2007
                                              --------------  --------------  -------------------------
OPERATING ACTIVITIES:
  Net loss                                    $    (657,046)  $    (506,161)  $             (1,189,448)
  Adjustments to reconcile net loss
  to net cash used by operating activities:
    Stock based compensation                        325,539         308,539                    562,812
    Recapitalization                                      -           5,405                          -
    Investment income reinvested                     (2,943)              -                     (2,943)
    Amortization                                        375               -                        667
    Write off of intangible asset                     4,333               -                      4,333
    (Increase) decrease in:
      Inventory                                      (5,988)              -                     (5,988)
      Prepaid expenses                               (8,117)        (75,107)                   (12,318)
      Deposits                                         (580)          3,410                     (2,169)
    Increase in:
      Accounts payable                               34,505          22,863                     62,875
      Accrued payroll                               135,557          35,000                    170,557
      Accrued expenses                                    -          75,000                     75,000
      Deferred revenue                               50,000               -                     50,000
                                              --------------  --------------  -------------------------
  Net cash used by operating activities            (124,365)       (131,051)                  (286,622)
                                              --------------  --------------  -------------------------

INVESTING ACTIVITIES:
  Proceeds from (investment in)
  certificate of deposit, restricted                119,024        (120,000)                      (976)
                                              --------------  --------------  -------------------------
  Net cash provided (used) by
  investing activities                              119,024        (120,000)                      (976)
                                              --------------  --------------  -------------------------

FINANCING ACTIVITIES:
  Proceeds from advances from stockholder               376          27,685                     52,528
  Payments to stockholder                                 -            (774)                      (775)
  Advances from related party                           228         224,972                    225,200
  Proceeds from sale of stock                             -          24,500                     38,550
                                              --------------  --------------  -------------------------
  Net cash provided by financing activities             604         276,383                    315,503
                                              --------------  --------------  -------------------------

NET (DECREASE) INCREASE IN CASH                      (4,737)         25,332                     27,905
Cash at beginning of period                          32,642           7,310                          -
                                              --------------  --------------  -------------------------
Cash at end of period                         $      27,905   $      32,642   $                 27,905
                                              ==============  ==============  =========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES:

Cash paid for interest                        $       1,554   $          79   $                  1,663
                                              ==============  ==============  =========================
Common stock issued for a reduction in
advance from stockholder                      $           -   $       3,000   $                  3,000
                                              ==============  ==============  =========================
Common stock returned for
acquisition deposit                           $           -   $      (7,749)  $                      -
                                              ==============  ==============  =========================
Common stock issued for purchase
of intangible asset                           $           -   $       5,000   $                  5,000
                                              ==============  ==============  =========================




The accompanying notes are an integral part of the consolidated financial statements.

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                   For the Years Ended March 31, 2007 and 2006
          and for the period from December 2, 2004 (Date of Inception)
                             through March 31, 2007


1.     BACKGROUND INFORMATION, BASIS OF PRESENTATION AND BUSINESS REORGANIZATION

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

The Company is engaged in the licensing of stem cell technology, the sale of stem cell products, and information, education, and referral services relating to potential stem cell therapy patients. The Company purchases allo stem cell biological solutions that are currently being used in the treatment of patients suffering from degenerative disorders of the human body such as Alzheimer's, Parkinson's Disease, ALS, leukemia, muscular dystrophy, multiple sclerosis, arthritis, spinal cord injuries, brain injury, stroke, heart disease, liver and retinal disease, diabetes as well as certain types of cancer. The Company has established agreements with three highly specialized, professional medical treatment facilities in the Ukraine, China and Mexico where stem cell transplantation therapy is approved by the appropriate local government agencies. The Company intends to provide these biological solutions containing stem cell products in the United States to universities, institutes and privately funded laboratory facilities for research purposes and clinical trials. Its products, which are available now, include various allo stem cell biological solutions (containing human stem cells), low-molecular proteins and human growth factor hormones. The Company intends to deliver stem cell transplants worldwide and educate and consult with physicians and patients in the clinical aspects of stem cell transplantation.

Business  reorganization:

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

The results of operations for Stem Cell Florida, the accounting acquirer, for the period from December 2, 2004 (Date of Inception) have been included in the consolidated statements of operations of the Company.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Stem Cell Therapy International, Inc. and its wholly-owned subsidiary, Stem Cell Therapy International Corp. All intercompany accounts and transactions have been eliminated.

2.     LIQUIDITY  AND  MANAGEMENT'S  PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the year ended March 31, 2007 and the period since December 2, 2004 (date of inception) through March 31, 2007, the Company has had net losses of $657,046 and $1,189,448, respectively, and cash used in operations of $124,365 and $286,622, respectively, and has negative working capital of $551,175 at March 31, 2007. As of March 31, 2007, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability to generate additional financing and ultimately increase operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the use of equity securities to pay for services and related party advances. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities and loans from the Company's Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

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

Impairment of long-lived assets:

The Company evaluates the recoverability of its long-lived assets or asset groups whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related assets exceeds the undiscounted future cash flows of the assets, the carrying amount would be reduced to the present value of their expected future cash flows and an impairment loss would be recognized. During the year ended March 31, 2007, the Company impaired the remaining balance of $4,333 of intangible assets with a charge to the consolidated statement of operations.

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

Income  taxes:

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. Due to the Company's continued losses, the Company has placed a full valuation allowance against the deferred tax asset.

Loss  per  common  share:

Basic and diluted loss per share are computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents are not considered in the calculation of diluted earnings per share for the periods presented if their effect would be anti-dilutive. The Company had no common stock equivalents outstanding at March 31, 2007 or 2006.

Stock-based compensation:

In April 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R - Share-based Payments ("FAS 123R") replacing Accounting for Stock-Based Compensation ("FAS 123"), which are similar and require the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The adoption of SFAS 123R had no significant impact on the Company's results of operations.

Reclassifications:

Certain reclassifications have been made to the accompanying fiscal 2006 consolidated financial statements to conform to the March 31, 2007 presentation. Such reclassifications had no impact on net loss as previously reported.

Recently issued accounting pronouncements:

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48") "Accounting for uncertainty in income taxes - an interpretation of SFAS No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in FASB No. 109, "Accounting for income taxes." FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 158, ("SFAS 158), "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans". Among other items, SFAS 158 requires recognition of the over-funded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements, the measurement of defined benefit post-retirement plan assets and obligations as of the end of the employer's fiscal year and recognition of the funded status of defined post-retirement plans in other comprehensive income ("OCI"). The standard was effective for the Company as of March 31, 2007. The adoption of SFAS 158 did not have an impact on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities", which permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on a instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on the financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements." SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our 2007 annual financial statements. The adoption of SAB No. 108 did not have a material impact on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

4.     RELATED  PARTY  TRANSACTIONS

Stockholder advances consist of advances from an officer and significant stockholder of the Company to assist the Company in meeting its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

Due to related party represents amounts payable to a consulting company owned by an officer and significant stockholder. These amounts are non-interest bearing and unsecured.

5.     STOCKHOLDERS'  DEFICIT

     Capitalization:

The Company has 100,000,000 shares of common stock authorized. In addition, there are 10,000,000 authorized shares of participating convertible preferred stock, $.001 par value, the issuance of which is subject to approval by the Board of Directors. The Board of Directors has the authority to declare dividends. The voting rights of the convertible preferred stockholders are equivalent to that of the common stockholders. Each share of convertible preferred stock can be converted at any time by the holder into one share of common stock. As of March 31, 2007, the Company had 500,000 shares of convertible preferred stock issued and outstanding. Upon issuance of the preferred stock, management determined that the convertible preferred stock contained a beneficial conversion feature calculated as of the date of commitment, September 15, 2005, based on the fair value of the closing price of the common stock, $0.07 per share, and an exercise price of $0.05 per share, calculated as $25,000 paid for the preferred stock divided by the 500,000 shares of convertible preferred stock received. Each share of the preferred stock is convertible into one share of common stock with no additional investment. The beneficial conversion was recorded as a dividend, as the preferred stock can be converted at any time after the issue date.

Stock  options:

The following table summarizes the activity related to all Company stock options for the year ended March 31, 2007 and 2006 and for the period from December 2, 2004 (Date of Inception) through March 31, 2007:

                                                               Weighted  Average
                                               Exercise Price  Exercise  Price
                                  Number of    per  Share      per  Share
                                  Stock        --------------  -----------------
                                  Options      Options         Options
                                  -----------  --------------  -----------------
Outstanding at December 2, 2004        -       $     -         $    -
  Granted                          6,000,000   $ 0.001-0.75    $ 0.18
  Exercised                         (500,000)  $ 0.001         $ 0.001
                                  -----------  --------------  -----------------
Outstanding at March 31, 2005      5,500,000   $ 0.003-0.75    $ 0.196
  Canceled  or  expired           (5,500,000)  $ 0.003-0.75    $ 0.196
                                  -----------  --------------  -----------------
Outstanding at March 31, 2006              -
                                  ===========  ==============  =================

There  were  no  options  granted  during  the  year  ended  March  31,  2007.

7.     INCOME TAXES

There was no current or deferred provision or benefit for income taxes for the years ended March 31, 2007 and 2006 and for the period from December 2, 2004 (Date of Inception) through March 31, 2007. The components of deferred tax assets as of March 31, 2007 and 2006 are as follows:


                                  March 31,    March 31,
                                       2007         2006
                                 -----------  -----------
Deferred tax assets:
Accrued payroll                  $   64,200   $   13,200
Net operating loss carryforward     382,700      187,100
                                 -----------  -----------
                                    446,900      200,300
Less: Valuation allowance          (446,900)    (200,300)
                                 -----------  -----------
                                 $        -   $        -
                                 ===========  ===========

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $980,000 at March 31, 2007. The loss carry forwards expire beginning in 2025. Due to the Company's continued losses, management has established a valuation allowance equal to the amount of deferred tax assets due to it being more likely than not that the Company will not realize this benefit.

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:


                                                      Period from
                                                      December 2,
                                                      2004 (Date of
                                                      Inception)
                             Years Ended March 31,    through March 31,
                          --------------------------  -------------------
                                  2007         2006                 2007
                          -------------  -----------  -------------------

Income tax provision
at statutory rate         $   (223,400)  $ (172,100)  $         (404,400)
Increase (decrease) in
income tax due to:
  Nondeductible expenses           600           60                  700
State income taxes, net        (23,900)     (18,260)             (43,200)
  Change in valuation
  allowance                    246,700      190,300              446,900
                          -------------  -----------  -------------------
                          $          -   $        -   $                -
                          =============  ===========  ===================


                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                   For the Years Ended March 31, 2007 and 2006
          and for the period from December 2, 2004 (Date of Inception)
                             through March 31, 2007

Income taxes are based on estimates of the annual effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

8.     COMMITMENTS  AND  CONTINGENCIES

Letter  of  credit:

The Company had a standing letter of credit with a financial institution for $120,000 which was available to be drawn against accounts maintained by the Company with the financial institution. This letter of credit served as a guarantee of payment for a third party vendor. This standing letter of credit was collateralized by a $120,000 certificate of deposit of which this third party had drawn $116,320 against this letter of credit as of March 31, 2007. Following the draw, the Company has not replenished the letter of credit as of March 31, 2007 nor has the Company purchased the required minimum amounts of biological stem cell solutions from ICT as required by the agreement. (see discussion of the licensing agreement below)

Consulting  agreements:

The Company has entered into several consulting agreements with other companies and individuals to provide consulting and advisory services to the Company. The agreements provide for terms ranging from one to three years. Additionally, the consulting agreements required the issuance of 4,239,000 shares of the Company's common stock valued at $382,409 on the date of the performance commitment. As of March 31, 2007, the Company had issued these shares of common stock and has included $86,208 in prepaid expenses for services not yet performed pursuant to the agreements.

The Company has entered into several consulting agreements with doctors to provide consulting and advisory services to the Company. The agreements provide for six months to one year service terms. In exchange for these services, the Company issued a total of 110,000 shares of common stock valued at $114,230 on the date of the performance commitment. As of March 31, 2007, the Company had issued these shares of common stock for services performed pursuant to the agreements.

Effective May 4, 2005, the Company entered into an agreement with Westminster Securities Corporation ("Westminster") for consulting services and to secure funding and/or lines of credit. In exchange for these services, the Company paid Westminster a $20,000 retainer and had agreed to pay 10% of any equity-based funding, 8% of any debt-based convertible funding, 5% of any nonconvertible debt-based funding, as well as, issue warrants equal to 10% of the number of shares of stock issued in connection with the funding. As of March 31, 2007, no funding has been secured; however, Westminster did facilitate the acquisition of Altadyne, and therefore received 379,000 shares of common stock in September 2005. The Agreement with Westminster was mutually terminated effective January 4, 2006.

Licensing  agreement:

Effective September 1, 2005, the Company entered into a ten year licensing agreement with the Institute of Cell Therapy, a company incorporated and organized under the laws of Kiev, Ukraine ("ICT"). Pursuant to the agreement, the Company issued ICT 5,000,000 shares of the Company's common stock recorded at the fair market value of the Company's common stock of $5,000. The agreement grants the Company a right and license in most parts of the world to utilize patents, processes and products owned or produced by ICT in connection with the operation of the Company's business. In exchange for the license, the Company agrees to exclusively purchase all biological solution of stem cell Allo Transplant materials from ICT. Such Allo Transplant materials shall be at a cost of $6,500 per patient per condition. The licensing agreement guarantees a minimum purchase of 60 portions per twelve month period. In the event that the Company is unable to purchase the minimum quantities, ICT will be entitled to draw upon the irrevocable letter of credit at the rate of $2,000 for every portion less than the minimum required purchase. The Company had provided ICT with a $120,000 irrevocable letter of credit in ICT's favor for the first three years of the agreement. In the event the Letter of Credit is drawn upon, the Company agreed to replenish the Letter of Credit to the extent of any such draws. As of September 2006, the Company had not met the first year's minimum purchase requirement and ICT withdrew $116,000 on the letter of credit, which has been included in the cost of goods sold in the accompanying Consolidated Statements of Operations. However, ICT was unable to provide the product as requested and the Company was required to purchase the stem cell materials from alternative sources. Management believes that ICT's inability to provide the requested stem cell materials relieves the Company of its obligations to replenish the letter of credit and to fulfill the minimum purchase requirements. As such, the accompanying consolidated financial statements do not reflect the results, if any, of the Company's failure to purchase the minimum amount of stem cell materials under the above mentioned license agreement.



Financing  agreement:

During the year ended March 31, 2007, the Company entered into an agreement to locate financing with a third party for three years. As consideration for these consulting services, the Company has agreed to issue 500,000 shares of restricted common stock and a 10% finder's fee for any funds brought into the Company. As of March 31, 2007, the Company has not entered into any funding agreements, and therefore the third party is not owed any consideration.

9.     SUBSEQUENT  EVENTS

Subsequent to year end, the Company entered into a six month consulting agreement with a consulting group to provide consulting services in connection with finance relations, financial services and mergers and acquisitions. In exchange for these services, the Company has issued the consulting group 300,000 shares of restricted common stock valued at $117,000.

Subsequent to year end, the Company entered into a three month consulting agreement with a consulting group to provide consulting services in connection management consulting, business advisory services and public relations. In exchange for these services, the Company has issued the consulting group 250,000 shares of restricted common stock valued at $45,000 and an additional $2,500 per month.

Effective June 27, 2007, the Company entered into an agreement with Newbridge Securities, Corp. ("Newbridge") to assist the Company on a "best efforts" basis in raising approximately $250,000 in a private offering of up to 2 million shares of restricted common stock at a price of $.125 per share. Newbridge is entitled to a selling concession of 10% of the gross proceeds of the offering, a 3% non-accountable expense allowance and warrant coverage equal to 20% of the total securities placed in the offering, including any penalty shares, at an exercise price of $.15 per share. The Company is required to file a registration statement covering the above securities within 45 days of the completion of the offering. If the Company fails to have the registration statement deemed effective by the Securities and Exchange Commission within 135 days after the completion of the offering, the Company will issue to the holders of the securities, additional shares of restricted common stock equal to 1.5% of the number of shares purchased for each thirty-day period until the registration statement is deemed effective, up to a maximum of eight such thirty-day periods.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 8A.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.
------------------------------------------------
Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our financial disclosure controls and procedures were effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within time periods specified in the SEC rules and forms relating to Stem Cell Therapy International, Inc. and was made known to them by others within those entities, particularly during the period when this report was being prepared.
There have been no significant changes in the Company's internal control over financial reporting or, to our knowledge, in other factors that could significantly affect the Company's internal controls over financial reporting subsequent to the evaluation date.

ITEM  8B     OTHER  INFORMATION

None

PART  III

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer. The Board of Directors elects our executive officers annually. Our directors serve one-year terms or until their successors are elected and accept their positions. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships or understandings between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.


NAME OF DIRECTOR OR
EXECUTIVE OFFICER    AGE  CURRENT POSITION AND OFFICE
-------------------  ---  ----------------------------
                          Chief Executive Officer,
Calvin C. Cao         39  President and Chairman
-------------------  ---  ----------------------------
                          Chief Financial Officer
Daniel J. Sullivan    50  and Director
-------------------  ---  ----------------------------
                          Chief Operating Officer
                          and Patent Trademark Counsel
Lixian (John) Jiang   35  and Director
-------------------  ---  ----------------------------


CHAIRMAN  AND  CHIEF  EXECUTIVE  OFFICER  -  CALVIN  CAO:

     Calvin Cao founded Stem Cell Therapy International Corp., Tampa, Florida in 2004. After graduating from the University of South Florida in 1991, with a BSEE degree in electrical engineering, Mr. Cao launched Cao Computer Technology, Tampa, FL, a company that provides engineering and business technology strategy, product development and designing mission-critical enterprise systems. The company has provided services for large businesses and universities as well as state and local governments. He ran that company until 1996, when it merged with International Net Corp, Tampa, FL, which is a worldwide distributor of IT products and other high-quality electronic products; of which Mr. Cao was also a co-founder. As president and Chief Operating Officer of International Net, he was engaged in mergers and acquisitions as well as raising capital until 1999 when he sold his shares back to the company.

     In the same year, he formed Micronet Capital Corp., an investment-banking firm that specialized in assisting start-up companies with private placements, M&A and other financial services. In 2004, Micronet Capital Corp. merged with Global Capital Corp. to better position and reflects the global presence of its services and offerings. Global Capital Corp. remains in operation.

     In 2004, Mr. Cao co-founded Vascular Relief Centers Corp., which changed its name to Vein Associates of America, Inc. ("Vein Associates"). Vein Associates is the parent company of Vein Associates, PA, headquartered in Heathrow, FL, which operates a chain of vascular clinics. Vein Associates' clinics specialize in the diagnosis and non-surgical treatment of hemorrhoids, varicose and spider veins using minimally invasive procedures.

     In 2005, Mr. Cao decided to dedicate his energies to working full time with Stem Cell Florida. Mr. Cao became president and chairman of the Company on the closing date of the Reorganization and Stock Purchase agreement between the Company and Stem Cell Florida, September 9, 2005. He was reelected as chairman in March 2007 and his term expires March 2008, or when his replacement is duly elected and qualified.

CHIEF  FINANCIAL  OFFICER  AND  DIRECTOR  -  DANIEL  J.  SULLIVAN

     Mr. Sullivan is a senior financial executive with 25 years of industry experience.

     After graduating from San Diego State University in 1980, in January 1981 Mr. Sullivan became an Accountant at KPMG Peat Marwick in Costa Mesa, California where he became a manager in 1985 and left in September 1986. From September 1986 through November 1987, Mr. Sullivan was Controller for Security Etch International, Inc. in Irvine, California, a manufacturer of automobile security devices. From November 1987 until October 1988, Mr. Sullivan was a Manager at Wurth and Company in Orange, California, a certified public accounting firm. From October 1988 through February 1993, Mr. Sullivan was Vice President and Chief Financial Officer of Trillium Management, Inc., in Los Angeles, California, a $75 million trailer manufacturer and truck/trailer leasing company, which was acquired by Oshkosh Truck Corporation in Oshkosh, Wisconsin, a $60 million freight trailer manufacturer, where Mr. Sullivan remained as Chief Financial Officer. From February 1993 through February 1994, Mr. Sullivan was Chief Financial Officer for Bitec Southeast, Inc. in Tampa, Florida, and industrial and medical gases and welding equipment distributor. From February 1994 until November 1995, Mr. Sullivan was Chief Financial Officer for Quality Products, Inc. in Tampa, Florida, a holding company with industrial machinery manufacturing, steel service and consumer products operations. From November
1995 through November 1997, Mr. Sullivan was Chief Financial Officer for Stacey's Buffet, Inc. in Largo, Florida, a public buffet restaurant chain. From November 1997 through October 2003, Mr. Sullivan was Chief Financial Officer for Selective HR Solutions, Inc., a professional employer organization. From November 2003 to November 2004, Mr. Sullivan was employed by Skylynx Communications, Inc. in Sarasota, Florida as Chief Financial Officer, a start-up public wireless communications company.

     Mr. Sullivan became CFO and a director of the Company on December 2004. He was reelected as a director in March, 2006 and his term expires March, 2007, or when his replacement is duly elected and qualified. He was reappointed as CFO in March 2006 and his term expires March 2007, and is currently employed on a month to month basis. Mr. Sullivan is a part-time employee of the Company.

CHIEF  OPERATING  OFFICER  AND  PATENT  TRADEMARK  COUNSEL - LIXIAN (JOHN) JIANG


Lixian (John) Jiang is a senior Attorney from China and a Patent Agent in the United States. Mr. Jiang specializes in intellectual property law, China tax law and corporate law. He has worked in a number of top specialty law firms before he joined the Company in June of 2006. In addition, Mr. Jiang is a stem cell scientist with a PhD Candidate who is expecting to get his formal degree certificate in August 2006 Convocation Ceremony from the University of South Florida Medical School.

From December 2002 through August 2003, Mr. Jiang served as a Patent and Trademark Attorney in Shanghai, China for Sounding Intellectual Property Counsel Sino Co. Ltd. In this capacity, he performed inventor interviews, patent prior art searches in the area of medical science and chemistry, drafted and prosecuted patent applications in the areas of mechanic, chemistry and medical sciences, prosecuted trademark applications, performed intellectual property litigation in petition, infringement and disputation, and docketed patent/trademark files and maintained dockets of all due dates for patent and trademarks.

     From December 2003 through June 2006, Mr. Jiang served as a Patent Prosecution Agent for Cedar Patent LLC, in Tampa, Florida. In this capacity, he performed inventor interviews, drafted computer science patent applications in the area of MSQL database and Macromedia flash communication server software, performed prior art searches for medical science and chemistry patents, drafted and prosecuted medical science patent applications in the fields of Chinese medicine, western blotting, PCR, immunohistochemistry staining, cell cryo-preservation, gene transfer, including a patent for PEP nadir and its apparatus, drafted more than 5 mechanical patent applications, prosecuted Trademark applications and docketed patent/ trademark files; and maintained docket of all due dates for patent and trademark cases

Lixian (John) Jiang is currently employed in the capacity of Chief Operating Officer and Patent Trademark Counsel of the Company and reports directly to the Board of Directors and the Chief Executive Officer of the Company. He was reelected in March 2007 and his term expires March 2008, or when his replacement is duly elected and qualified.

Lixian (John) Jiang is responsible for the supervision and the operations of the facility in China of the Company and a local Beijing hospital. He will commence establishing the Company's stem cell cryo-preservation bank in China, coordination of patient treatment procedures with the hospital(s) in China, and the ongoing management and oversight of the general business operations in China of the Company, providing legal representation and directing the market of China Operations, as well as being the legal advisor for all of the Company's patents and trademarks in stem cell and biotechnology in China.
EUROPEAN  SCIENTIFIC  AND  MEDICAL  ADVISORY  BOARD  -  EUROPE

     The Company has also engaged the following persons as independent consultants to assist as part of its Scientific and Medical Advisory Board in
Europe:

SERGEI MARTYNENKO, Senior Administrator and Director of the clinic in Kiev, Ukraine. Mr . Martynenko' organizational, administrative and communications skills provide a vital link of information and technology exchange between the Kiev based manufacturing, research and development facility and the SCTI affiliated patient treatment facility.

DR. YURIV GLADKIKH, Chief of Scientist: A graduate of the Kiev Medical Institute of A.A. Bohomolets, Dr. Gladkikh has worked in Europe and Asia in the field of management and organization of health protection, as well as research in cryobiology and cryo-medicine, internal diseases, virology, quantum, cell and tissue therapy, modern methods of diagnostics and laboratory researches, epidemiology and infectious diseases.

DR. GALINA LOBYNTSEVA, Chief of Manufacture: A graduate of Kharkov State University with a specialty in genetics, Dr. Lobyntseva has been in the forefront of research in embryonic hematopoitic cells and work on methods for long-term storage of the cells at low temperatures. She has been working with Cryobiology and Cryomedicine at the National Academy of Sciences of the Ukraine since its foundation in 1972. Ms. Lobyntseva has received 15 authors' certificates and patents. Dr. Lobyntseva is also responsible for the Quality Control, testing and Quality Certification of every dose of the allo stem cell biological solution.

DR.  DIMITRIY  LOBYNTSEV, Director of Research: A graduate of the Odessa Academy
                        -
of Cold with a specialty in cryogenic technique and technologies, Dr. Lobyntsevis the author of five patents in the Ukraine and co-author of volume one of "Human Stem Embryonic Hemopoitic Cells. Theory and Clinical Practice."

DR. VLADIMIR GLADKIKH, Medical Director: A graduate of the Vinnitsa National Medical University with a specialty in surgery, Dr. Gladkikh is engaged in research in the field of vascular surgery.

SCIENTIFIC AND MEDICAL ADVISORY BOARD - UNITED STATES AND MEXICO

     The Company has also engaged the following persons as independent consultants to assist as part of its Scientific and Medical Advisory Board in the United States and Mexico:

DR. NICHOLAS KIPSHIDZE, MD., PH. D. - Lenox Hill Hospital, NYC

DR. WEIWEN DENG, MD., PH.D. - Research Instructor, Tulane University, LA

DR. ALEXEY BERSENEV, MD., PH.D. - Thomas Jefferson University, PA

IGOR KATKOV, PH.D. - Project Scientist, Level V, UCSD & Burnham Institute, La Jolla, CA

DR. SALVADOR VARGAS, MD., - Betania West Institute, Tijuana, Mexico

DR. LUIS JORGE QUINTERO, MD., - Neurosurgery, Tijuana, Mexico

DR. NIKITA TREGUBOV, MD., - Internal Medicine, Walter Reed Army Institute of Research, Seminole, FL

     Each member of the Advisory Board, that is not a member of the management of ICT, receives 10,000 shares of restricted common stock as compensation for services provided to the Company as a member of the Advisory Board. These shares are awarded without regard to the number of patients recommended for stem cell therapy, if any.

     Management believes that it has recruited industry respected individuals to form the Advisory Board and encourages all members of the Advisory Board to recommend only what is in the best interest of each patient. A potential conflict of interest exists as the member of the MSAB are compensated in restricted stock and the value of that stock may be influenced by the number of patient procedures recommended by the Advisory Board. In addition, two members of the Advisory Board located in Mexico are also treating physicians, which could result in a potential conflict of interest.

     Some members of the Advisory Board are requested to perform additional services such as evaluate new technologies and products that are available for stem cell treatment. These Advisory Board members are compensated with additional shares of the Company stock as determined by the Company.

ITEM 10. EXECUTIVE COMPENSATION

No Executive or employee was compensated over $100,000 for fiscal years ended 2007 or 2006.
SUMMARY COMPENSATION TABLE

                                                                 ALL
                                                                 OTHER
                                                  STOCK  OPTION  COMPEN
NAME                       YEAR   SALARY  BONUS  AWARDS  AWARDS  SATION   TOTAL
PRINCIPAL POSITIONS        ENDED     ($)    ($)     ($)  ($)(A)     ($)      ($)
-------------------------  -----  ------  -----  ------  ------  -------  ------
Calvin Cao,                 2007  80,000      -       -       -        -  80,000
  President                 2006  20,000      -       -       -        -  20,000
-------------------------  -----  ------  -----  ------  ------  -------  ------
Peter Sidorenko,
(Terminated January 2007)   2007  45,000      -       -       -        -  45,000
  Chief Operating Officer   2006  15,000      -       -       -        -  15,000
-------------------------  -----  ------  -----  ------  ------  -------  ------
Daniel Sullivan,            2007       -      -       -       -        -       -
  Chief Financial Officer   2006       -      -       -       -        -       -
-------------------------  -----  ------  -----  ------  ------  -------  ------

The Company does not have any annuity, retirement, pension, deferred or incentive compensation plan or arrangement under which any executive officers are entitled to benefits, nor does the Company have any long-term incentive plan pursuant to which performance units or other forms of compensation are paid. Executive officers may participate in group life, health and hospitalization plans if and when such plans are available generally to all employees. All other compensation consisted solely of health care premiums.

DIRECTOR COMPENSATION

Directors of the Company who are not employees or consultants do not receive any compensation for their services as members of the Board of Directors, but are reimbursed for expenses incurred in connection with their attendance at meetings of the Board of Directors.

                                                    Change in
                                          Non-      Pension
                                          Equity    Value and
                 Fees                     Incent-   Non Qualified  All
                 Earned                   ive Plan  Deferred       Other
                 or Paid  Stock   Option  Compen-   Compensation   Compen
                 in Cash  Awards  Awards  sation    Earnings       sation  Total
Name                 ($)     ($)     ($)       ($)            ($)     ($)    ($)
---------------  -------  ------  ------  --------  -------------  ------  -----
Calvin Cao             -       -       -         -              -       -      -
---------------  -------  ------  ------  --------  -------------  ------  -----
Daniel Sullivan        -       -       -         -              -       -      -
---------------  -------  ------  ------  --------  -------------  ------  -----
Lixian Jiang           -       -       -         -              -       -      -
---------------  -------  ------  ------  --------  -------------  ------  -----


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  table  shows  the  beneficial  ownership  of  Stem  Cell Therapy
International, Inc. common stock as of March 31, 2007. The table shows each person known to us who owns beneficially more than five percent of the outstanding common stock of Stem Cell Therapy International, Inc. based on 34,495,369 shares being outstanding as of March 31, 2007, and the total amount of common stock of Stem Cell Therapy International, Inc. owned by each of its Directors and Executive Officers and for all of its Directors and Executive Officers as a group.


NAME AND ADDRESS OR                 AMOUNT AND NATURE OF      PERCENTAGE
NUMBER IN GROUP                     BENEFICIAL OWNERSHIP (1)  OF CLASS (2)
----------------------------------  ------------------------  ------------

Global Capital Corp.
2203 N. Lois Avenue, 9th Floor
Tampa, FL  33607                                  4,000,000          11.5%

Institute of Cell Therapy
c/o Alan Brutten, Attorney at Law
1341 Ocean Parkway
Brooklyn, NY 11230                                5,000,000          14.5%

Thuy-Van Chau
2203 N. Lois Avenue, 9th Floor
Tampa, FL 33607                                   3,000,000           8.7%

Vivian Cao Irrevocable Trust
2203 N. Lois Avenue, 9th Floor
Tampa, FL 33607                                   2,000,000           5.8%

Christopher Cao Irrevocable Trust
2203 N. Lois Avenue, 9th Floor
Tampa, FL 33607                                   2,000,000           5.8%

Calvin C. Cao
2203 N. Lois Avenue, 9th Floor
Tampa, FL  33607                              11,000,000 (1)         31.9%

Daniel J. Sullivan
2203 N. Lois Avenue, 9th Floor
Tampa, FL  33607                                    200,000            .6%

M. Richard Cutler
c/o Cutler Law Group
3206 West Wimbledon Drive
Augusta, GA  30909                             2,674,196 (2)          7.8%

RHL Management, Inc.
c/o Cutler Law Group                                           100% Series
3206 West Wimbledon Drive                                      A Preferred
Augusta, GA  30909                                  500,000          Stock

All Directors and
Executive Officers
as a Group (2 persons)                           11,200,000          32.5%

(1) Consists of 4,000,000 shares held by Global Capital Corp., 2,000,000 shares held by Vivian Cao Irrevocable Trust and 2,000,000 shares held by Christopher Cao Irrevocable Trust and 3,000,000 shares held by Thuy-Van Chau.

(2) Consists of 1,292,259 shares held by Cutler Law Group and 1,381,937 shares held by R Capital Partners, Inc.


BENEFICIAL OWNERSHIP OF SECURITIES: Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, involving the determination of beneficial owners of securities, includes as beneficial owners of securities, any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within sixty days through means including the exercise of any option, warrant or conversion of a security.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholder advances of $48,753 consist of advances from an officer and stockholder of the Company to assist the Company in meeting its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

Due to related party of $225,200, represents a demand note payable to a consulting company owned by a significant stockholder. The note is non-interest bearing and unsecured.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been received had comparable transactions been entered into with independent party.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

10.22 Business Consulting and Services Agreement dated January 20, 2006 between the Company and Julio C. Ferreira dba Sphaera Inte-Par.*

10.23 Business Development Advisory Agreement dated as of February 7, 2006 between the Company and Gus Yepes.*

10.25 Treating Physician Agreement dated as of October 24, 2005 between the Company and Dr. Salvador Vargas.*

10.26 Treating Physician Agreement dated as of October 24, 2005 between the Company and Dr. Jorge Quintero.*

10.27 Consulting Agreement dated as of June 9, 2006 between the Company and Rick Langley.**

10.28 Patient Treatment Agreement dated November 1, 2006 between the Company and Shenzhen Beike Biotechnology Company Limited.

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

** Previously filed with the Company's filing of Form 10-QSB, filed on November 14, 2006 and incorporated by this reference as an exhibit.

(b) Reports on Form 8-K.


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

 ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVCIES

Audit  Fees
-----------

During 2007 and 2006, we incurred fees for services from our principal accountants of approximately $55,700 and $31,500, respectively, for audit and review services associated with our filings.

Non-Audit  related  fees
------------------------

None

Tax  Fees
---------

None

All  Other  Fees
----------------

None

Audit  Committee  Pre-Approval  Process,  Policies  and  Procedures
-------------------------------------------------------------------

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 12, 2007

By:    /s/Calvin Cao
       -------------
Name:  Calvin Cao
Title: President
Date:  July 12, 2007



By:    /s/Daniel Sullivan
       ------------------
Name:  Daniel Sullivan

Title: Chief Financial Officer and
       Chief Accounting Officer

Exhibit