Form 10QSB
period 2007-06-30
Stem Cell Therapy International, Inc.
filed 2007-08-16
CIK 1360479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2007

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

35,045,369 shares of common stock, $0.001 par value, as of August 13, 2007.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No  [X]

                      STEM CELL THERAPY INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1. Financial Statements

Condensed Consolidated  Balance Sheets as of June 30, 2007
     (unaudited) and March 31,  2007                                           5

Condensed Consolidated  Statements of Operations for the three months ended June 30,  2007  and  2006  (unaudited)  and
     for the period from December 2, 2004 (Date  of  Inception)
     through  June  30,  2007  (unaudited)                                     6

Condensed Consolidated  Statements of Changes in Stockholders'
     (Deficit) for the period  from  December  2,  2004  (Date
     of Inception) through June 30, 2007 (unaudited)                           7

Condensed Consolidated  Statements of Cash Flows for the three months ended June 30,  2007 and 2006 (unaudited),
     for the period from December 2, 2004 (Date of Inception)
     through June 30, 2005                                                     9

Notes to Condensed  Consolidated  Financial  Statements                       10

Item  2.  Management's Discussion and Analysis                                15

Item  3.  Controls and Procedures                                             19

Part II.  Other Information

Item  1.  Legal Proceedings                                                   19

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds         19

Item  3.  Defaults from Senior Securities                                     19

Item  4.  Submission of Matters to a Vote of Security Holders                 19

Item  5.  Other Information                                                   20

Item  6.  Exhibits                                                            20

Signatures                                                                    23

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

                      Stem Cell Therapy International Inc.
                         (a development stage enterprise)

                      Condensed Consolidated Balance Sheets


                                                June 30, 2007     March 31, 2007
                                                -------------     --------------
                                                (unaudited)
ASSETS
Current  assets:
     Cash                                      $       5,218     $       27,905
     Inventory                                             -              5,988
     Prepaid  expenses                               177,662             47,317
                                                -------------     --------------
Total  current  assets                               182,880             81,210

Certificate  of  deposit,  restricted                     45              3,919
Prepaid  expenses  and  other  assets                 40,877             53,378
                                                -------------     --------------

               Total  Assets                   $     223,802     $      138,507
                                                =============     ==============

LIABILITIES  AND  STOCKHOLDERS'  DEFICIT
Current  liabilities:
     Accounts  payable                         $     109,014     $       62,875
     Accrued  expenses                               259,953            245,557
     Deferred  revenue                                30,000             50,000
     Stockholder  advances                            48,753             48,753
     Due  to  related  party                         235,200            225,200
                                                -------------     --------------
Total  current  liabilities                          682,920            632,385
                                                -------------     --------------

Commitments and contingencies (Note 6)                     -                  -

Stockholders'  deficit:

     Preferred stock; $.001 par
          value; 10,000,000 shares
          authorized and 500,000
          issued and outstanding                         500                500


     Common stock; $.001 par value;
          100,000,000 shares authorized;
          35,045,369 and 34,495,369
          issued and outstanding as of
          June 30, 2007 and March 31,
          2007, respectively                          35,045             34,495

     Additional  paid-in  capital                    822,025            660,575
     Deficit  accumulated  during
          development  stage                      (1,316,688)        (1,189,448)
                                                -------------     --------------
Total  stockholders'  deficit                       (459,118)          (493,878)
                                                -------------     --------------

     Total liabilities and
          stockholders'  deficit               $     223,802     $      138,507
                                                =============     ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Stem Cell Therapy International Inc.
                         (a development stage enterprise)

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                                 December 2, 2004
                                                                                 (Date of Inception)
                                          Three Months Ended                     Through June 30,
                                          -------------------------------------
                                          June 30, 2007         June 30, 2006                   2007
                                          --------------------  ---------------  --------------------

Revenue                                   $            20,000   $       25,705   $           446,444
Cost of goods sold:
    General                                            10,268           14,525               236,361
    Loss on firm purchase commitment                        -                -               116,000
                                          --------------------  ---------------  --------------------

Gross margin                                            9,732           11,180                94,083

Operating expenses:
  Selling, general and administrative                 135,411          200,749             1,412,990
                                          --------------------  ---------------  --------------------

Loss from operations                                 (125,679)        (189,569)           (1,318,907)

  Interest (expense) income, net                       (1,561)            (186)                2,219
                                          --------------------  ---------------  --------------------

Net loss before taxes                                (127,240)        (189,755)           (1,316,688)

Income tax expense                                          -                -                     -
                                          --------------------  ---------------  --------------------

Net loss                                             (127,240)        (189,755)           (1,316,688)

Less:  Dividends on preferred stock                         -                -               (10,000)
                                          --------------------  ---------------  --------------------

Loss attributable to common shareholders  $          (127,240)  $     (189,755)  $        (1,326,688)
                                          ====================  ===============  ====================

Loss per share, basic and diluted         $              (.00)  $         (.01)  $             (0.05)
                                          ====================  ===============  ====================

Weighted average number
  of common shares outstanding,
  basic and diluted                                34,650,925       33,813,490            29,253,613
                                          ====================  ===============  ====================


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                      STEM CELL THERAPY INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
   FROM DECEMBER 2, 2004 (DATE OF INCEPTION) THROUGH JUNE 30, 2007 (UNAUDITED)

                             COMMON STOCK           PREFERRED STOCK
                             ---------------------  ------------------
                                                                                      DEFICIT
                                                                                      ACCUMULATED
                                                                        ADDITIONAL    DURING
                                                                        PAID-IN       DEVELOPMENT
                             SHARES       AMOUNT    SHARES     AMOUNT   CAPITAL       STAGE                TOTAL
                             -----------  --------  ---------  -------  ------------  -------------------  -----------
Issuance of common
stock for cash               13,550,000   $13,550           -  $     -  $         -   $                -   $   13,550

Exercise of stock
options for services            500,000       500           -        -            -                    -          500

Issuance of common
stock and options
for acquisition deposit       5,000,000     5,000           -        -        2,749                    -        7,749

Stock options issued
for services                          -         -           -        -          906                    -          906

Issuance of common
stock for services            2,170,000     2,170           -        -            -                    -        2,170

Net loss for the period               -         -           -        -            -              (26,241)     (26,241)
                             -----------  --------  ---------  -------  ------------  -------------------  -----------

Balance, March 31, 2005      21,220,000   $21,220           -  $     -  $     3,655   $          (26,241)  $   (1,366)

Cancellation of common
stock issued and options
awarded for services         (5,600,000)   (5,600)          -        -       (2,749)                   -       (8,349)

Issuance of common
stock for services            8,741,832     8,741           -        -      299,898                    -      308,639

Reverse acquisition,
September 1, 2005             6,310,678     6,311           -        -         (906)                   -        5,405

Issuance of common
stock for a reduction
in shareholder advances       3,000,000     3,000           -        -            -                    -        3,000

Issuance of preferred
stock for cash                        -         -     500,000      500       34,500                    -       35,000

Dividend on preferred stock           -         -           -        -      (10,000)                   -      (10,000)


                      STEM CELL THERAPY INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)
   FROM DECEMBER 2, 2004 (DATE OF INCEPTION) THROUGH JUNE 30, 2007 (UNAUDITED)


                             COMMON STOCK           PREFERRED STOCK
                             ---------------------  ------------------
                                                                                      DEFICIT
                                                                                      ACCUMULATED
                                                                        ADDITIONAL    DURING
                                                                        PAID-IN       DEVELOPMENT
                             SHARES       AMOUNT    SHARES     AMOUNT   CAPITAL       STAGE                TOTAL
                             -----------  --------  ---------  -------  ------------  -------------------  -----------
Net loss for the year
ended March 31, 2006                  -         -           -        -            -             (506,161)   ($506,161)
                             -----------  --------  ---------  -------  ------------  -------------------  -----------

Balance, March 31, 2006      33,672,510   $33,672     500,000  $   500  $   324,398            ($532,402)    (173,832)

Issuance of common
stock for services              822,859       823           -        -      336,177                    -      337,000

Net loss for the year
ended March 31, 2007                  -         -           -        -            -             (657,046)    (657,046)
                             -----------  --------  ---------  -------  ------------  -------------------  -----------

Balance, March 31, 2007      34,495,369   $34,495     500,000  $   500  $   660,575          ($1,189,448)   ($493,878)

Issuance of common
stock for services              550,000       550           -        -      161,450                    -      162,000

Net loss for the three
months ended June
30, 2007                              -         -           -        -            -             (127,240)    (127,240)
                             -----------  --------  ---------  -------  ------------  -------------------  -----------

Balance, June 30, 2007       35,045,369   $35,045     500,000  $   500  $   822,025          ($1,316,688)    (459,118)
                             ===========  ========  =========  =======  ============  ===================  ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Stem Cell Therapy International Inc.
                        (a development stage enterprise)
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                               December 2, 2004
                                             Three Months     Three Months     (Date of Inception)
                                             Ended            Ended            Through June 30,
                                             June 30, 2007    June 30, 2006    2007
                                             ---------------  ---------------  --------------------
OPERATING ACTIVITIES:
  Net loss                                   $     (127,240)  $     (189,755)  $        (1,316,688)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Stock based compensation                         44,156           64,848               606,968
    Investment income reinvested                          -                -                (2,943)
    Amortization                                          -              125                   667
    Write off of intangible asset                         -                -                 4,333
  (Increase) decrease in:
        Inventory                                     5,988                -                     -
        Prepaid expenses                                  -           22,410               (12,318)
        Deposits                                          -                -                (2,169)
  Increase (decrease) in:
        Accounts payable                             46,139           22,419               109,014
        Accrued payroll                              14,396           37,104               184,953
        Accrued expenses                                  -                -                75,000
        Deferred revenue                            (20,000)          24,275                30,000
                                             ---------------  ---------------  --------------------
    Net cash used by operating activities           (36,561)         (18,574)             (323,183)
                                             ---------------  ---------------  --------------------

INVESTING ACTIVITIES:
  Proceeds from (investment in)
  certificate of deposit, restricted                  3,874                -                 2,898
                                             ---------------  ---------------  --------------------
    Net cash provided (used) by
      investing activities                            3,874                -                 2,898
                                             ---------------  ---------------  --------------------

FINANCING ACTIVITIES:
  Proceeds from advances from stockholder                 -              365                52,528
  Payments to stockholder                                 -                -                  (775)
  Advances from related party                        10,000              228               235,200
  Proceeds from sale of stock                             -                -                38,550
                                             ---------------  ---------------  --------------------
    Net cash provided by financing
      activities                                     10,000              593               325,503
                                             ---------------  ---------------  --------------------

NET (DECREASE) INCREASE IN CASH                     (22,687)         (17,981)                5,218
CASH AT BEGINNING OF PERIOD                          27,905           32,642                     -
                                             ---------------  ---------------  --------------------

CASH AT OF END OF PERIOD                     $        5,218   $       14,661   $             5,218
                                             ===============  ===============  ====================

    Cash paid for interest                   $        1,572   $            -   $             3,235
                                             ===============  ===============  ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES:

    Common stock issued for a reduction
             in advance from shareholder     $            -   $            -   $             3,000
                                             ===============  ===============  ====================
   Common stock issued for purchase of
            intangible assets                $            -   $            -   $             5,000
                                             ===============  ===============  ====================



     The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
              Three Months Ended June 30, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                       through June 30, 2007 (unaudited)

1.     BACKGROUND  INFORMATION  AND  BASIS  OF  PRESENTATION

Company Background

Stem Cell Therapy International, Inc. (the "Company"), was originally incorporated in the state of Nevada on December 28, 1992 as Arklow Associates, Inc. The Company's operating business. The Company's operating business is Stem Cell Therapy International Corp. ("Stem Cell Florida") a wholly owned subsidiary which is a development stage enterprise and was incorporate in the state of Nevada on December 2, 2004. To date, the Company's activities have been limited to raising capital, organizational matters, and the structuring of its business plan. The corporate headquarters is located in Tampa, Florida.

The Company is engaged in the licensing of stem cell technology, the sales of stem cell products, and information, education, and referral services relating to potential stem cell therapy patients. The Company manufactures allo stem cell biological solutions that are currently being used in the treatment of patients suffering from degenerative disorders of the human body such as Alzheimer's, Parkinson's Disease, ALS, leukemia, muscular dystrophy, multiple sclerosis, arthritis, spinal cord injuries, brain injury, stroke, heart disease, liver and retinal disease, diabetes as well as certain types of cancer. The Company has established agreements with highly specialized, professional medical treatment facilities around the world in locations where stem cell transplantation therapy is approved by the appropriate local government agencies. The Company intends to provide these biological solutions containing stem cell products in the United States to universities, institutes and privately funded laboratory facilities for research purposes and clinical trials. Its products, which are available now, include various allo stem cell biological solutions (containing human stem cells), low-molecular proteins and human growth factor hormones. The Company intends to deliver stem cell transplants worldwide, educate and consult with physicians and patients in the clinical aspects of stem cell transplantation.

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

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
              Three Months Ended June 30, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                       through June 30, 2007 (unaudited)

1.     BACKGROUND  INFORMATION  AND  BASIS  OF  PRESENTATION  (CONTINUED):

Basis of presentation:

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results for a full year.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principals generally accepted in the United States of America.

The condensed consolidated financial statements for the period ended June 30, 2007 and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2007 as filed in the Form 10-KSB, filed with the Securities and Exchange Commission on July 16, 2007.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Stem Cell Therapy International, Inc. and its wholly-owned subsidiary, Stem Cell Therapy International Corp. All intercompany accounts and transactions have been eliminated.

2.     LIQUIDITY  AND  MANAGEMENT'S  PLANS:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended June 30, 2007 and the period since December 2, 2004 (date of inception) through June 30, 2007, the Company has had net losses of $127,240 and $1,316,688, respectively and cash used by operations of $36,561 and $323,183, respectively, and negative working capital of $500,040 at June 30, 2007. As of June 30, 2007, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability to generate additional financing and ultimately increase operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the use of equity securities to pay for services and related party advances. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, debt financing and loans from the Company's Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

3.     SIGNIFICANT  ACCOUNTING  POLICIES:

Adoption  of  FASB  Interpretation  No.  48:

Effective April 1, 2007, the Company adopted the accounting provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized, prescribes a recognition threshold and measurement attribute for financial statement recognition of tax positions taken or expected to be taken by the Company in its income tax returns. The Company recognizes income taxes on tax positions which have not been considered more-likely-than-not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the positions. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
              Three Months Ended June 30, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                       through June 30, 2007 (unaudited)

4.     EQUITY:

The Company has 100,000,000 shares of common stock authorized. In addition, there are 10,000,000 authorized shares of participating convertible preferred stock, $.001 par value, the issuance of which is subject to approval by the Board of Directors. The Board of Directors has the authority to declare dividends. The voting rights of the convertible preferred stockholders are equivalent to that of the common stockholders. The convertible preferred stock can be converted at any time by the holder into one share of common stock. As of June 30, 2007, the Company had 500,000 shares of convertible preferred stock issued and outstanding. Management determined that the convertible preferred stock contained a beneficial conversion feature based on the effective conversion price and the fair value of the convertible preferred stock. The beneficial conversion was recorded in an amount equal to the difference between the calculated fair value and the book value, which was $10,000 and was recorded as additional paid in capital and interest expense, as the preferred stock can be converted at any time after the issue date.

During the three months ended June 30, 2007, the Company issued 250,000 shares of common stock valued at $45,000, in exchange for consulting services to be provided through August 11, 2007. As of June 30, 2007, the Company has included $22,500 in prepaid expenses. The Company also issued 300,000 shares of common stock valued at $117,000 for consulting services to be provided through December 25, 2007. As of June 30, 2007, the Company has included $117,000 in prepaid expenses.

5.     INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (FIN 48). FIN 48, on April 1, 2007. The implementation of FIN No. 48 had no effect on the Company's financial position or results of operations. The Company classifies interest and penalties incurred on tax deficiencies in interest expense and other expense, respectively.

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $1,130,000 at June 30, 2007. The loss carry forwards expire beginning in 2025. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses. Due to the limitation the Company has placed a full valuation allowance against that asset of approximately $494,300.

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

                                                               Period from
                                                               December 2,
                             Three Months Ended                2004 through
                             --------------------------------
                             June 30, 2007    June 30, 2006    June 30, 2007
                             ---------------  ---------------  ---------------
Income tax provision
at statutory rate                  ($43,262)        ($65,077)       ($404,412)
Increase (decrease) in
income tax due to:
    Nondeductible expenses              481                -              670
    State income taxes, net          (4,619)          (6,307)         (43,177)
    Change in valuation
    allowance                        47,400           71,384          446,919
                             ---------------  ---------------  ---------------
                             $            0   $            0   $            0
                             ===============  ===============  ===============

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
              Three Months Ended June 30, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                       through June 30, 2007 (unaudited)

5.     INCOME  TAXES  (CONTINUED)

There was no current or deferred provision or benefit for income taxes for the three months ended June 30, 2007 and 2006 and for the period from December 2, 2004 (Date of Inception) through June 30, 2007. The components of deferred tax assets as of June 30, 2007 and March 31, 2007:

                                   June 30, 2007    March 31, 2007
                                   ---------------  ----------------
Deferred tax (liability) asset:
  Accrued payroll                  $       68,300   $        64,200
  Net operating loss carryforward         426,000           382,700
                                   ---------------  ----------------
                                          494,300           446,900
  Valuation allowance                    (494,300)         (446,900)
                                   ---------------  ----------------
  Total deferred taxes             $            0   $             0
                                   ===============  ================

Income taxes are based on estimates of the quarterly effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

6.     COMMITMENTS  AND  CONTINGENCIES

Consulting  agreements:

The Company has entered into several consulting agreements with other companies and individuals to provide consulting and advisory services to the Company. The agreements provide for terms ranging from one to three years. Additionally, the consulting agreements required the issuance of 4,789,000 shares of the Company's common stock valued at $544,409 on the date of the agreement as the shares are non-forfeitable and non-cancelable. As of June 30, 2007, the Company had issued these shares of common stock and has included $216,208 in prepaid expenses for services not yet performed pursuant to the agreements.

Effective May 4, 2005, the Company entered into an agreement with Westminster Securities Corporation (Westminster) for consulting services and to secure funding and/or lines of credit. In exchange for these services, the Company paid Westminster a $20,000 retainer and will pay 10% of any equity-based funding, 8% of any debt-based convertible funding, 5% of any nonconvertible debt-based funding, as well as, issue warrants equal to 10% of the number of shares of stock issued in connection with the funding. As of June 30, 2007, no funding has been secured, however, Westminster did facilitate the acquisition of Altadyne, and therefore received 379,000 shares of common stock in September 2005.

Licensing  agreement:

Effective September 1, 2005, the Company entered into a ten year licensing agreement with the Institute of Cell Therapy, a company incorporated and organized under the laws of Kiev, Ukraine ("ICT"). Pursuant to the agreement, the Company issued ICT 5,000,000 shares of the Company's common stock recorded at the fair market value of the Company's common stock of $5,000. The agreement grants the Company a right and license in most parts of the world to utilize patents, processes and products owned or produced by ICT in connection with the operation of the Company's business. In exchange for the license, the Company agrees to exclusively purchase all biological solution of stem cell Allo Transplant materials from ICT. Such Allo Transplant materials shall be at a cost of $6,500 per patient per condition. The licensing agreement guarantees a minimum purchase of 60 portions per twelve month period. In the event that the Company is unable to purchase the minimum quantities, ICT will be entitled to draw upon the irrevocable letter of credit at the rate of $2,000 for every portion less than the minimum required purchase. The Company had provided ICT with a $120,000 irrevocable letter of credit in ICT's favor for the first three years of the agreement. In the event the Letter of Credit is drawn upon, the Company agreed to replenish the Letter of Credit to the extent of any such draws. As of September 2006, the Company had not met the first year's minimum purchase requirement and ICT withdrew $116,000 on the letter of credit, which has been included in the cost of goods sold in the accompanying Consolidated Statements of Operations for the period from inception through June 30, 2007. However, ICT was unable to provide the product as requested and the Company was required to purchase the

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
              Three Months Ended June 30, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                       through June 30, 2007 (unaudited)

6.     Commitments and Contingencies (continued)

stem cell materials from alternative sources. Management believes that ICT's inability to provide the requested stem cell materials relieves the Company of its obligations to replenish the letter of credit and to fulfill the minimum purchase requirements. As such, the accompanying consolidated financial statements do not reflect any liability for the Company's failure to purchase the minimum amount of stem cell materials under the above mentioned license agreement.

Financing  agreements:

During the year ended March 31, 2007, the Company entered into an agreement to locate financing with a third party for three years. As consideration for these consulting services, the Company has agreed to issue 500,000 shares of restricted common stock and a 10% finder's fee for any funds brought into the Company. As of June 30, 2007, the Company has not entered into any funding agreements, and therefore the third party is not owed any consideration.

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

Subsequent to June 30, 2007, Newbridge assisted the Company in raising approximately $226,000 of proceeds from a private placement offering.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF STEM CELL THERAPY INTERNATIONAL, INC. AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FILING. STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND ELSEWHERE IN THIS FILING ON FORM 10-QSB THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS."

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

     We will initially devote most of our efforts toward organization and fund raising for planned clinics and patient operations and limited revenues have been generated from any such operations. The Company has experienced recurring losses from operations since its inception and at June 30, 2007, we had a working capital deficit of $500,040 and an accumulated deficit from operations of $1,316,668. As noted in the independent audit report for the audited Stem Cell Therapy International, Inc. financial statements for the period from inception to March 31, 2007, these factors raise doubt about the ability of the Company to continue as a going concern. Realization of the Company's business plan is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. This is because we have not generated substantial revenues since inception. Our only other source for cash at this time is through investments or loans from management. We must raise cash to implement our project and stay in business.

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

     Common stock transactions for services are recorded at either the fair value of the stock issued or the fair value of the services rendered, whichever is more evident on the day that the transactions are executed. The certificates must be issued subsequent to the transaction date.

     We apply Staff Accounting Bulletin No. 104 "Revenue Recognition" ("SAB No. 104") to our revenue arrangements. Currently, our only revenue transactions derive from providing informational and referral services; we have no plans to enter into any other revenue transaction in the near future. In accordance with SAB No. 104, we recognize revenue related to these services upon rendering the services, as long as (1) there is persuasive evidence of an arrangement, (2) the sales price is fixed or determinable, and (3) collection of the related receivable is reasonably assured. Any payments received prior to delivery of the products or services are included in deferred revenue and recognized once the products are delivered or the services are performed.

     Research and development costs are charged to operations when incurred and are included in operating expenses.

                              RESULTS OF OPERATIONS

As of June 30, 2007 and for the three months ended June 30, 2007 and 2006

     We had revenue of $20,000 during the three months ended June 30, 2007 as compared to $25,705 of revenue for the comparable period in 2006. Revenues during 2007 reflected the treatment of one patient whereas there were two patients treated during the same period ended 2006.

     Our cost of goods sold for the stem cell biological material delivered during the three months ended June 30, 2007 was $10,268 as compared to $14,525 for the same period ended 2006. The decrease in cost of goods sold is due to the decrease in patient treatments in 2007 compared to the same period in 2006.

     Gross margins for the three months ended June 30, 2007 was 49% compared to 43% for the three months ended June 30, 2006. The increase in gross margin is due to the Company purchasing the stem cell biological materials from less expensive vendors.

     Selling, general and administrative expenses decreased $65,338 or 33% to $135,411 for the three months ended June 30, 2007 as compared to $200,749 for the three months ended June 30, 2006. The decrease in selling, general and administrative expenses for the three months ended June 30, 2007 is primarily due to an approximate $72,000 decrease in professional fees as the Company has not yet renewed the doctor's consulting agreements and is not entering into as many investor relations and finance consulting agreements as in the prior year. The decrease is also due to the decrease of approximately $6,000 in payroll expenses. The decrease in payroll expenses is due to the loss of an employee during the year ended March 31, 2007. These decreases are partially offset by an increase of approximately $6,000 in research and development costs and $3,400 increase in travel and entertainment expenses.

     Our net loss for the three months ended June 30, 2007 was $127,240 as compared to $189,755 during the same period in 2006. The loss primarily reflects decreases in professional fees and payroll expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended June 30, 2007 and the period since December 2, 2004 (date of inception) through June 30, 2007, the Company has had a net loss of $127,240 and $1,316,688, respectively and cash used by operations of $36,561 and $323,183, respectively, and negative working capital of $500,040 at June 30, 2007.

     As of June 30, 2007, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin significant operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from shareholder advances and some relatively minor sales of equity securities (as set forth below). The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

     Effective June 27, 2007, the Company entered into an agreement with Newbridge Securities, Corp. ("Newbridge") to assist the Company on a "best efforts" basis in raising approximately $250,000 in a private offering of up to 2 million shares of restricted common stock at a price of $.125 per share.

     Subsequent to June 30, 2007, the Company has received approximately $226,000 of proceeds from the private placement offering.

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

ITEM 3.  CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of June 30, 2007, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Financial Officer (who has served as the principal financial and accounting officer) and its President (who serves as the principal operating officer). Based upon that evaluation, the Company's President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

     The Company's management, with the participation of its President and Chief Financial Officer, has determined that there has been no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Effective May 11, 2007, the Company issued 250,000 shares of common stock to Mirador Consulting Group in connection with consulting services to be provided to the Company. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

     Effective June 25, 2007, the Company issued 300,000 shares of common stock to Interactive Resources Group Inc. in connection with consulting services to be provided to the Company. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index. The following exhibits are filed with or incorporated by reference into this quarterly report:

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

10.8 Consulting Agreement dated as of September 1, 2005 between the Company and European Consulting Group, LLC.*

10.9 Consulting Agreement dated as of September 1, 2005 between the Company and Global Management Enterprises, LLC.*

10.10 Consulting Agreement dated as of September 1, 2005 between the Company and USA Consulting Group, LLC.*

10.11 Professional Services Agreement dated as of September 7, 2005 between the Company and Bridgehead Group Limited, Inc.*

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

10.20 Business Development Advisory Agreement dated as of January 1, 2006 between the Company and Alexander Kulik.*

10.21 Termination and Modification of Engagement Letter dated January 4, 2006 between the Company and Westminster Securities Corporation.*

10.22 Business Consulting and Services Agreement dated January 20, 2006 between the Company and Julio C. Ferreira dba Sphaera Inte-Par.*

10.23 Business Development Advisory Agreement dated as of February 7, 2006 between the Company and Gus Yepes.*

10.24 Medical and Scientific Advisory Board Member Agreement dated as of April 5, 2006 between the Company and Dr. Nicholas Kipshidze, M.D.*

10.25 Treating Physician Agreement dated as of October 24, 2005 between the Company and Dr. Salvador Vargas.*

10.26 Treating Physician Agreement dated as of October 24, 2005 between the Company and Dr. Jorge Quintero.*

10.27 Consulting Agreement dated as of June 9, 2006 between the Company and Rick Langley.**

10.28 Patient Treatment Agreement dated November 1, 2006 between the Company and Shenzhen Beike Biotechnology Company Limited.**

10.29 Consulting Agreement dated as of October 12, 2006 between the Company and SOS Resource Services, Inc.**

10.30 Newbridge  Securities  Agreement

21.  List of  Subsidiaries

31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive  Officer  certification  pursuant to 18 U.S.C. Section 1350

32.2 Chief Financial  Officer  certification  pursuant to 18 U.S.C. Section 1350

_______________________

* Previously filed with the Company's initial filing of this Registration Statement on Form 10-SB, file number 000-51931, filed on April 25, 2006, and incorporated by this reference as an exhibit.
**Previously filed with the Company's annual report on Form 10-KSB filed on July 16, 2007, and incorporated by this reference as an exhibit.


(b) Reports on Form 8-K.
    --------------------

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2007

By:    /s/Calvin Cao
       -------------
Name:  Calvin Cao
Title: President



Date:  August 14, 2007

By:    /s/Daniel Sullivan
       ------------------
Name:  Daniel Sullivan
Title: Chief Financial Officer