Form 10QSB
period 2007-09-30
Stem Cell Therapy International, Inc.
filed 2007-11-20
CIK 1360479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2007

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

37,170,389 shares of common stock, $0.001 par value, as of October 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No  [X]
                                                                           -

                      STEM CELL THERAPY INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                TABLE OF CONTENTS


Part I.  Financial Information

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited) and March 31, 2007                     F-1

   Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2007 and 2006 (unaudited) and for the period from December 2, 2004 (Date of Inception) through
      September 30, 2007 (unaudited)                                                                                 F-2

   Condensed Consolidated Statements of Changes in Stockholders' Deficit for the period from
      December 2, 2004 (Date of Inception) through September 30, 2007 (unaudited)                                    F-3
   Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2007 and 2006
      (unaudited), and for the period from December 2, 2004 (Date of Inception) through
      September 30, 2007                                                                                             F-5

   Notes to Condensed Consolidated Financial Statements                                                              F-6

Item  2.  Management's Discussion and Analysis                                                                       13
Item  3.  Controls and Procedures                                                                                    17

Part II.  Other Information

Item  1.  Legal Proceedings                                                                                          18
Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                18
Item  3.  Defaults from Senior Securities                                                                            18
Item  4.  Submission of Matters to a Vote of Security Holders                                                        18
Item  5.  Other Information                                                                                          18
Item  6.  Exhibits                                                                                                   18

Signatures                                                                                                           21


Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
     Chief Executive Officer                                                                                         22
     Chief Financial Officer and Chief Accounting Officer                                                            23
Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:
     Chief Executive Officer                                                                                         24
     Chief Financial Officer and Chief Accounting Officer                                                            24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on July 16, 2007.

                      Stem Cell Therapy International Inc.
                         (a development stage enterprise)

                      Condensed Consolidated Balance Sheets




                                                  September 30, 2007   March 31, 2007
                                                  -------------------  --------------
                                                         (unaudited)
ASSETS
Current assets:
   Cash                                                  $    55,722       $27,905
   Inventory                                                      --         5,988
   Prepaid expenses                                          132,542        47,317
                                                         ------------  ------------
Total current assets                                         188,264        81,210

Certificate of deposit, restricted                                --         3,919
Prepaid expenses and other assets                             31,460        53,378
                                                         ------------  ------------

                  Total assets                           $   219,724   $   138,507
                                                         ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                      $    84,031   $    62,875
   Accrued expenses                                          295,030       245,557
   Deferred revenue                                           30,000        50,000
   Stockholder advances                                           --        48,753
   Due to related party                                      225,200       225,200
                                                         ------------  ------------
Total current liabilities                                    634,261       632,385
                                                         ------------  ------------

Commitments and contingencies (Note 8)                             -             -

Stockholders' deficit:
   Preferred stock; $.001 par value; 10,000,000 shares
      authorized and 500,000 issued and outstanding              500           500
   Common stock; $.001 par value; 100,000,000 shares
      authorized; 37,170,369 and 34,495,369 issued
      and outstanding as of September 30, 2007 and
      March 31, 2007, respectively                            37,170        34,495
   Additional paid-in capital                              1,555,390       660,575
   Deficit accumulated during development stage           (2,007,597)   (1,189,448)
                                                         ------------  ------------
Total stockholders' deficit                                 (414,537)     (493,878)
                                                         ------------  ------------

         Total liabilities and stockholders' deficit     $   219,724   $   138,507
                                                         ============  ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Stem Cell Therapy International Inc.
                         (a development stage enterprise)

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                         THREE MONTHS ENDED              SIX MONTHS ENDED    DECEMBER 2, 2004
                                          SEPTEMBER 30,                    SEPTEMBER 30,       (DATE OF
                                     -------------------------  -------------------------    INCEPTION) THROUGH
                                                                                             SEPTEMBER 30,
                                         2007          2006          2007          2006         2007
                                     -----------   -----------   -----------   -----------   ------------
Revenue                              $    82,960   $   120,555   $   102,960   $   146,260   $   529,404
Cost of Goods Sold:
   Cost of goods sold                     29,000        78,100        39,268        92,625       265,361
   Loss on firm purchase commitment           --       116,000            --       116,000       116,000
                                     -----------   -----------   -----------   -----------   ------------

Gross margin                              53,960       (73,545)       63,692       (62,365)      148,043

Operating expenses:
   Selling, general and administrative   744,869       243,595       880,280       444,344     2,157,859
                                     -----------   -----------   -----------   -----------   ------------
Loss from operations                    (690,909)     (317,140)     (816,588)     (506,709)   (2,009,816)

Interest (income) expense                     --        (2,641)        1,561        (2,455)       (2,219)
                                     -----------   -----------   -----------   -----------   ------------

Net loss before taxes                $  (690,909)  $  (314,499)  $  (818,149)  $  (504,254)  $(2,007,597)

Income tax expense                            --            --            --            --            --
                                     -----------   -----------   -----------   -----------   ------------

Net loss                                (690,909)     (314,499)     (818,149)     (504,254)   (2,007,597)
Less:  Dividends on preferred stock           --            --            --            --       (10,000)
                                     -----------   -----------   -----------   -----------   ------------

Loss attributable to common
shareholders                         $  (690,909)  $  (314,499)  $  (818,149)  $  (504,254)  $(2,017,597)
                                     ===========   ===========   ===========   ===========   ============

Loss per share, basic and diluted    $     (0.02)  $     (0.01)  $     (0.02)  $     (0.01)  $     (0.07)
                                     ===========   ===========   ===========   ===========   ============

Weighted average number of
common shares outstanding,
basic and diluted                     36,806,358    34,447,080    35,730,809    34,129,150    29,940,608
                                     ===========   ===========   ===========   ===========   ============





     The accompanying notes are an integral part of the condensed consolidated financial statements.

                      STEM CELL THERAPY INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FROM DECEMBER 2, 2004 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007 (UNAUDITED)



                                             COMMON STOCK           PREFERRED STOCK
                                                                                                       DEFICIT
                                                                                                       ACCUMULATED
                                                                                     ADDITIONAL        DURING
                                                                                     PAID-IN           DEVELOPMENT
                                               SHARES     AMOUNT   SHARES   AMOUNT   CAPITAL           STAGE            TOTAL
                                             ----------   -------  -------  ----- ----------   -------------------    ------------

Issuance of common stock for cash            13,550,000   $13,550        -  $  -  $        -   $                -      $  13,550

Exercise of stock options for services          500,000       500        -     -           -                    -            500

Issuance of common stock and options for
   acquisition deposit                        5,000,000     5,000        -     -       2,749                    -          7,749

Stock options issued for services                     -         -        -     -         906                    -            906

Issuance of common stock for services         2,170,000     2,170        -     -           -                    -          2,170

Net loss for the period                               -         -        -     -           -              (26,241)       (26,241)
                                             ----------   -------  -------  ----- ----------   -------------------    ------------

Balance, March 31, 2005                      21,220,000   $21,220        -  $  -  $    3,655   $          (26,241)     $  (1,366)

Cancellation of common stock issued and
   options awarded for services              (5,600,000)   (5,600)       -     -      (2,749)                   -         (8,349)

Issuance of common stock for services         8,741,832     8,741        -     -     299,898                    -        308,639

Reverse acquisition, September 1, 2005        6,310,678     6,311        -     -        (906)                   -          5,405

Issuance of common stock for a reduction
   in shareholder advances                    3,000,000     3,000        -     -           -                    -          3,000

Issuance of preferred stock for cash                  -         -  500,000   500      34,500                    -         35,000

Dividend on preferred stock                           -         -        -     -     (10,000)                   -        (10,000)

                                                            (Continued)


                                             COMMON STOCK           PREFERRED STOCK
                                                                                                       DEFICIT
                                                                                                       ACCUMULATED
                                                                                     ADDITIONAL        DURING
                                                                                     PAID-IN           DEVELOPMENT
                                               SHARES     AMOUNT   SHARES   AMOUNT   CAPITAL           STAGE            TOTAL
                                             ----------   -------  -------  ----- ----------   -------------------    ------------


Net loss for the year ended March 31, 2006            -         -        -     -           -      (       506,161)     (506,161)
                                             ----------   -------  -------  ----- ----------   -------------------    ------------

Balance, March 31, 2006                      33,672,510    33,672  500,000   500     324,398      (       532,402)     (173,832)

Issuance of common stock for services           822,859       823        -     -     336,177                    -       337,000

Net loss for the year ended March 31, 2007            -         -        -     -           -    (         657,046)     (657,046)
                                             ----------   -------  -------  ----- ----------   -------------------    ------------

Balance, March 31, 2007                      34,495,369    34,495  500,000   500     660,575     (      1,189,448)     (493,878)

Issuance of common stock for consulting
   services                                     550,000       550        -     -     161,450                    -       162,000
Issuance of warrants for consulting services          -         -        -     -      23,750                    -        23,750
Exercise of warrants                            125,000       125        -     -        (125)                   -             -

Issuance of common stock for cash, net of
   offering costs                             2,000,000     2,000        -     -     204,024                    -       206,024

Share-based compensation to employees                 -         -        -     -     505,716                    -       505,716

Net loss for the six months ended September
   30, 2007                                           -         -        -     -           -             (818,149)     (818,149)
                                             ----------   -------  -------  ----- ----------   -------------------    ------------

Balance, September 30, 2007                  37,170,369   $37,170  500,000  $500  $1,555,390         ($2,007,597 )    ($414,537)
                                             ==========   =======  =======  ===== ==========   ===================    ============



     The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Stem Cell Therapy International Inc.
                        (a development stage enterprise)
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                       December 2, 2004
                                                                                       (Date of Inception)
                                              Six Months Ended   Six Months Ended      Through September 30,
                                              September 30, 2007 September 30, 2006        2007
                                                   ----------  ----------               ----------

OPERATING ACTIVITIES:
   Net loss                                          $(818,149)  $(504,254)            $(2,007,597)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
      Share-based compensation to non-employees        126,250     240,823                  689,063
      Share-based compensation to employees            505,716           -                  505,716
      Investment income reinvested                           -      (2,840)                  (2,943)
      Amortization                                           -         250                      667
      Write off of intangible asset                          -           -                    4,333
   (Increase) decrease in:
            Inventory                                    5,988     (11,977)                       -
            Prepaid expenses                            (3,808)        600                  (16,126)
            Deposits                                         -           -                   (2,169)
   Increase (decrease) in:
            Accounts payable                            21,156      30,611                   84,031
            Accrued payroll                             49,474      84,729                  220,030
            Accrued expenses                                 -           -                   75,000
            Deferred revenue                           (20,000)     24,275                   30,000
                                                     ----------  ----------               ----------
       Net cash used by operating activities          (133,373)   (137,783)                (419,995)
                                                     ----------  ----------               ----------

INVESTING ACTIVITIES:
   Proceeds from certificate of deposit, restricted      3,919     119,024                    2,943
                                                     ----------  ----------               ----------
       Net cash provided by investing activities         3,919     119,024                    2,943
                                                     ----------  ----------               ----------

FINANCING ACTIVITIES:
   Proceeds from advances from stockholder                   -         365                   52,528
   Repayment of stockholder advances                   (48,753)          -                  (49,528)
   Advances from related party, net                          -         228                  225,200
   Payment of stock offering costs                     (43,976)          -                  (43,976)
   Proceeds from sale of stock                         250,000           -                  288,550
                                                     ----------  ----------               ----------
      Net cash provided by financing activities        157,271         593                  472,774
                                                     ----------  ----------               ----------

NET INCREASE (DECREASE) IN CASH                         27,817     (18,166)                  55,722
CASH AT BEGINNING OF PERIOD                             27,905      32,642                        -
                                                     ----------  ----------               ----------

CASH AT OF END OF PERIOD                             $  55,722   $  14,476                $  55,722
                                                     ==========  ==========               ==========

    Cash paid for interest                           $   1,572   $     300                $     979
                                                     ==========  ==========               ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
AND NON-CASH FINANCING ACTIVITIES:

    Common stock issued for a reduction
             in advance from shareholder             $       -   $       -                $   3,000
                                                     ==========  ==========               ==========
   Common stock issued for purchase of
            intangible assets                        $       -   $       -                $   5,000
                                                     ==========  ==========               ==========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
       Three and Six Months Ended September 30, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                     through September 30, 2007 (unaudited)

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

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
       Three and Six Months Ended September 30, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                     through September 30, 2007 (unaudited)

1.     BACKGROUND  INFORMATION  AND  BASIS  OF  PRESENTATION  (CONTINUED):

     Basis of presentation:

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. The results of operations for the six months ended September 30, 2007 are not necessarily indicative of the results for a full year.

The condensed consolidated financial statements for the period ended September 30, 2007 and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2007 as filed in the Form 10-KSB, filed with the Securities and Exchange Commission on July 16, 2007.

     Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Stem Cell Therapy International, Inc. and its wholly-owned subsidiary, Stem Cell Therapy International Corp. All intercompany accounts and transactions have been eliminated.

2.     LIQUIDITY  AND  MANAGEMENT'S  PLANS:

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended September 30, 2007 and the period since December 2, 2004 (date of inception) through September 30, 2007, the Company has had net losses of $818,149 and $2,007,597, respectively and cash used by operations of $133,373 and $419,995, respectively, and negative working capital of $445,997 at September 30, 2007. As of September 30, 2007, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability to generate additional financing and ultimately increase operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the use of equity securities to pay for services and related party advances. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, debt financing and loans from the Company's Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

3.     SIGNIFICANT  ACCOUNTING  POLICIES:

Adoption  of  FASB  Interpretation  No.  48:

Effective April 1, 2007, the Company adopted the accounting provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized, prescribes a recognition threshold and measurement attribute for financial statement recognition of tax positions taken or expected to be taken by the Company in its income tax returns. The Company recognizes income taxes on tax positions which have not been considered more-likely-than-not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the positions. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has adopted FIN 48 effective April 1, 2007 and there is no impact of adoption FIN 48 on our financial statements to date.

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
       Three and Six Months Ended September 30, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                     through September 30, 2007 (unaudited)


4.     EQUITY:

The Company has 100,000,000 shares of common stock authorized. In addition, there are 10,000,000 authorized shares of participating convertible preferred stock, $.001 par value, the issuance of which is subject to approval by the Board of Directors. The Board of Directors has the authority to declare dividends. The voting rights of the convertible preferred stockholders are equivalent to that of the common stockholders. The convertible preferred stock can be converted at any time by the holder into one share of common stock. As of September 30, 2007, the Company had 500,000 shares of convertible preferred stock issued and outstanding. Management determined that the convertible preferred stock contained a beneficial conversion feature based on the effective conversion price and the fair value of the convertible preferred stock. The beneficial conversion was recorded in an amount equal to the difference between the calculated fair value and the book value, which was $10,000 and was recorded as additional paid in capital and interest expense, as the preferred stock can be converted at any time after the issue date.

During the six months ended September 30, 2007, the Company issued 550,000 shares of common stock valued at $162,000 for consulting services to be provided through December 25, 2007. As of September 30, 2007, the Company has included $58,500 in prepaid expenses.

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

During the six months ended September 30, 2007, the Company completed its private placement offering of 2,000,000 shares of common stock for total cash proceeds of $250,000. Offering costs paid in cash amounted to $43,976 and have been taken as a reduction of proceeds. In addition, offering costs paid through the issuance of 400,000 warrants amounted to approximately $121,000.

5.     STOCK  OPTIONS  AND  WARRANTS

In  December  2004,  the  Financial  Accounting  Standards  Board  (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company adopted SFAS 123R effective beginning April 1, 2006.

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
       Three and Six Months Ended September 30, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                     through September 30, 2007 (unaudited)


5.     STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)

During the six months ended September 30, 2007, the Company issued 2,900,000 stock options to employees and 525,000 common stock warrants to consultants. The options and warrants entitle the holders to purchase 3,425,000 shares of the Company's common stock, at any time, at an exercise price of between $0.001 -- $0.19 per share and expire in 2017.

The fair value of each option was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the weekly trading of two similar Company's underlying common stock (as the Company does not have an adequate trading history for an accurate calculation) and other factors.



     Expected volatility                   102.9%
     Expected dividends                    0
     Expected term                         10 years
     Risk-free interest rate               4.59%

The value of the options, $505,716 has been included in stock compensation expense in the accompanying Statement of Operations.


                                                                         WEIGHTED
                                                                         AVERAGE
                                                        EXERCISE         EXERCISE         WEIGHTED AVERAGE
                                   SHARES               PRICES           PRICE            GRANT DATE FAIR VALUE
                                   ---------            -------          --------         ---------------------
OUTSTANDING AND EXERCISABLE
---------------------------
Outstanding at March 31, 2007             --               --               --                           --
Options granted                    2,900,000            $0.19            $0.19                         $.17
Options exercised                         --               --               --                           --
Options cancelled or expired              --               --               --                           --

Outstanding at September 30, 2007  2,900,000            $0.19            $0.19
                                   =========
Exercisable at September 30, 2007  2,900,000            $0.19            $0.19
                                   =========

The following table summarizes information about options outstanding and exercisable as of September 30, 2007:




                                    OUTSTANDING OPTIONS                       EXERCISABLE OPTIONS
                 --------------------------------------------------   --------------------------------------
                                      WEIGHTED
                                      AVERAGE              WEIGHTED   WEIGHTED                     WEIGHTED
RANGE OF         NUMBER               REMAINING            AVERAGE    AVERAGE         NUMBER       AVERAGE
EXERCISE PRICE   OUTSTANDING          LIFE                 PRICE      REMAINING LIFE  EXERCISABLE  PRICE
                 -------------------  -------------------
..19                       2,900,000             10 Years  $     .19        10 Years    2,900,000  $    0.19
---------------  -------------------  -------------------  ---------  --------------  -----------  ---------

The aggregate intrinsic value of options outstanding at September 30, 2007, based on the Company's closing stock price of $0.19 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
       Three and Six Months Ended September 30, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                     through September 30, 2007 (unaudited)


5.     STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)

The fair value of each warrant was estimated on the measurement date using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the weekly trading of two similar Company's underlying common stock (as the Company does not have an adequate trading history for an accurate calculation) and other factors.

     Expected volatility                   102.9%
     Expected dividends                    0
     Expected term                         1 to 10 years
     Risk-free rate                        4.59% - 4.71%


                                                                         WEIGHTED
                                                                         AVERAGE
                                                        EXERCISE         EXERCISE         WEIGHTED AVERAGE
                                   SHARES               PRICES           PRICE            GRANT DATE FAIR VALUE
                                   ---------            -------          --------         ---------------------
OUTSTANDING AND EXERCISABLE
---------------------------
Outstanding at March 31, 2007              -               --               --                           --
Warrants granted                     525,000            $0.001 - $0.15   $0.11                        $0.29
Warrants exercised                   125,000            $0.001           $0.001                          --
Options cancelled or expired              --               --               --                           --

Outstanding at September 30, 2007    400,000            $0.15            $0.15
                                   =========
Exercisable at September 30, 2007    400,000            $0.15            $0.15
                                   =========

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2007:



                                    OUTSTANDING OPTIONS                       EXERCISABLE OPTIONS
                 --------------------------------------------------   --------------------------------------
                                      WEIGHTED
                                      AVERAGE              WEIGHTED   WEIGHTED                     WEIGHTED
RANGE OF         NUMBER               REMAINING            AVERAGE    AVERAGE         NUMBER       AVERAGE
EXERCISE PRICE   OUTSTANDING          LIFE                 PRICE      REMAINING LIFE  EXERCISABLE  PRICE
                 -------------------  -------------------
..15                  400,000                    10 Years  $     .15        10 Years     400,000   $    0.15
---------------  -------------------  -------------------  ---------  --------------  -----------  ---------

The aggregate intrinsic value of warrants outstanding at September 30, 2007, based on the Company's closing stock price of $0.19 was $16,000. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the warrants.

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
       Three and Six Months Ended September 30, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                     through September 30, 2007 (unaudited)

6.     EARNINGS PER SHARE

Earnings per common share are computed in accordance with SFAS No. 128, "Earnings per Share," which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The diluted weighted average number of shares was 35,858,281, 34,129,150 and 29,963,110 for the six months ended September 30, 2007 and 2006 and the period from December 2, 2004 (Date of Inception) through September 30, 2007, respectively.

Common stock equivalents for the six months ended September 30, 2007 and 2006 and the period from December 2, 2004 (Date of Inception) through September 30, 2007 were anti-dilutive due to the net losses sustained by the Company during these periods.

7.     INCOME  TAXES

The Company adopted the provisions of FIN 48 on April 1, 2007. The implementation of FIN 48 had no effect on Company's financial position or results of operations.

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

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $1,250,000 at September 30, 2007. The loss carry forwards expire beginning in 2025. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses. Due to the limitation the Company has placed a full valuation allowance against that asset of approximately $753,000.

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

                                                                           Period from
                                                 Six Months Ended          December 2, 2004
                                                 ----------------          through
                                        September 30,       September 30,  September 30,
                                              2007              2006          2007
Income tax provision at statutory rate     ($275,000)          ($171,500)          ($679,400)
Increase (decrease) in income tax due to:
   Nondeductible expenses                        100                 700                 800
   State income taxes, net                   (30,000)            (18,300)            (73,200)
   Other                                      (1,200)                  -              (1,200)
   Change in valuation allowance             306,100             189,100             753,000
                                           ----------  ------------------  ------------------
                                           $       -   $               -                  $ -
                                           ==========  ==================  ==================




There was no current or deferred provision or benefit for income taxes for the six months ended September 30, 2007 and 2006 and for the period from December 2, 2004 (Date of Inception) through September 30, 2007. The components of deferred tax assets as of September 30, 2007 and March 31, 2007 are as follows:

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
       Three and Six Months Ended September 30, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                     through September 30, 2007 (unaudited)

7.     INCOME  TAXES  (CONTINUED)



                                    September 30, 2007             March 31, 2007
                                    --------------------           ----------------
Deferred tax (liability) asset:
   Accrued payroll                  $            82,000            $        64,200
   Options and warrants                         205,000                          0
   Net operating loss carryforward              466,000                    382,700
                                    --------------------           ----------------
                                                753,000                    446,900
   Valuation allowance                         (753,000)                  (446,900)
                                    --------------------           ----------------
   Total deferred taxes             $                 0            $             0
                                    ====================           ================



     Income taxes are based on estimates of the quarterly effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

8.     COMMITMENTS  AND  CONTINGENCIES

Consulting  agreements:

The Company has entered into several consulting agreements with other companies and individuals to provide consulting and advisory services to the Company. The agreements provide for terms ranging from one to three years. Additionally, the consulting agreements required the issuance of 4,789,000 shares of the Company's common stock valued at $544,409 on the date of the agreement as the shares are non-forfeitable and non-cancelable. As of September 30, 2007, the Company had issued these shares of common stock and has included $125,708 in prepaid expenses for services not yet performed pursuant to the agreements.

Effective May 4, 2005, the Company entered into an agreement with Westminster Securities Corporation (Westminster) for consulting services and to secure funding and/or lines of credit. In exchange for these services, the Company paid Westminster a $20,000 retainer and will pay 10% of any equity-based funding, 8% of any debt-based convertible funding, 5% of any nonconvertible debt-based funding, as well as, issue warrants equal to 10% of the number of shares of stock issued in connection with the funding. As of September 30, 2007, no funding has been secured; however, Westminster did facilitate the acquisition of Altadyne, and therefore received 379,000 shares of common stock in September 2005.

Licensing  agreement:

Effective September 1, 2005, the Company entered into a ten year licensing agreement with the Institute of Cell Therapy, a company incorporated and organized under the laws of Kiev, Ukraine ("ICT"). Pursuant to the agreement, the Company issued ICT 5,000,000 shares of the Company's common stock recorded at the fair market value of the Company's common stock of $5,000. The agreement grants the Company a right and license in most parts of the world to utilize patents, processes and products owned or produced by ICT in connection with the operation of the Company's business. In exchange for the license, the Company agrees to exclusively purchase all biological solution of stem cell Allo Transplant materials from ICT. Such Allo Transplant materials shall be at a cost of $6,500 per patient per condition. The licensing agreement guarantees a minimum purchase of 60 portions per twelve month period. In the event that the Company is unable to purchase the minimum quantities, ICT will be entitled to draw upon the irrevocable letter of credit at the rate of $2,000 for every portion less than the minimum required purchase. The Company had provided ICT with a $120,000 irrevocable letter of credit in ICT's favor for the first three years of the agreement. In the event the Letter of Credit is drawn upon, the Company agreed to replenish the Letter of Credit to the extent of any such draws. As of September 2006, the Company had not met the first year's minimum purchase requirement and ICT withdrew $116,000 on the letter of credit, which has been included in the cost of goods sold in the accompanying Consolidated Statements of Operations for the period from inception through September 30,

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
       Three and Six Months Ended September 30, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                     through September 30, 2007 (unaudited)

8.     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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

Financing  agreements:

During the year ended March 31, 2007, the Company entered into a three year agreement with a consultant to locate financing. As consideration for these consulting services, the Company has agreed to issue 500,000 shares of restricted common stock and a 10% finder's fee for any funds brought into the Company. As of September 30, 2007, the Company has not entered into any funding agreements, and therefore the third party is not owed any consideration.

Effective June 27, 2007, the Company entered into an agreement with Newbridge Securities, Corp. ("Newbridge") to assist the Company on a "best efforts" basis in raising approximately $250,000 in a private offering of up to 2 million shares of restricted common stock at a price of $.125 per share. Newbridge is entitled to a selling concession of 10% of the gross proceeds of the offering, a 3% non-accountable expense allowance and warrant coverage equal to 20% of the total securities placed in the offering, including any penalty shares, at an exercise price of $.15 per share. The Company is required to file a registration statement covering the above securities within 45 days of the completion of the offering. If the Company fails to have the registration statement deemed effective by the Securities and Exchange Commission within 135 days after the completion of the offering, the Company will issue to the holders of the securities, additional shares of restricted common stock equal to 1.5% of the number of shares purchased for each thirty-day period until the registration statement is deemed effective, up to a maximum of eight such thirty-day periods. During the six months ended September 30, 2007, Newbridge assisted the Company in raising $250,000 of proceeds from a private placement offering. The Company incurred $43,976 of offering costs, which have been netted against the proceeds and is included in the Condensed Consolidated Statement of Changes in Stockholders' Deficit.

Consulting  Agreement:

Effective September 12, 2007, the Company entered into a consulting agreement with Newbridge for business and financial related advice and services through September 11, 2008. As compensation for these services, the Company has agreed to pay $4,000 per month and issue a total of 500,000 warrants. At September 30, 2007, 125,000 of the warrants valued as $23,750 have been issued, with the remaining 375,000 warrants to be issued in 125,000 increments at the end of each 90 day period beginning January 2008 until the contract expires. In the event Newbridge assists with an offering or sale of the Company's securities, Newbridge will be entitled to receive a financing fee to be determined at the time of such financing. Also, should any transactions be consumated by the Company, in which Newbridge introduced the other party, during the six months following termination of the agreement, Newbridge will be entitled to receive a transaction fee based on the aggregate consideration received, computed as follows: 5% for the first million dollars; 4% for the second million dollars; 3% for the third million dollars; 2% for the fourth million dollars and 1% of the balance of the value of the transaction.

Employment  Agreements

In September 2007, the Company entered into employment agreements with the Company's Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. Under the employment agreement for the Chief

                      Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
       Three and Six Months Ended September 30, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                     through September 30, 2007 (unaudited)

8.     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Executive Officer, the employment term is five years and with an annual base salary of $150,000, with minimum annual increases of $10,000. The Chief Financial Officer and Chief Operating Officer each have employment agreements for a term of two years, with an annual base salary of $60,000. Additional performance-based bonuses are provided for, and the employees were granted options to purchase 2,900,000 shares of Company stock. Benefits under the agreement are accelerated on a change of control, and the employee is subject to certain non-competition covenants.

9.     SUBSEQUENT  EVENT

During October 2007, the Company entered into an agreement with an attorney to compensate for services provided from September 2007 through May 2008 in exchange for a 2,000,000 common stock warrant with an exercise price of $.001 and a 10 contractual year term. On September 30, 2007, the warrant was valued at $379,163 using the Black Scholes pricing model and will be recognized over the service period of nine months. As of September 30, 2007, the Company has accrued $42,179 as accounts payable for the value of services received through the period end.

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

     Stem Cell Florida was incorporated in Nevada on December 2, 2004. Following the reverse acquisition, the Company assumed and is continuing the operations of Stem Cell Florida. The Company's executive management team members are: Calvin
C. Cao, Chairman and Chief Executive Officer, Andrew J. Norstrud, Chief Financial Officer, and Lixian Jiang, Chief Operating Officer and Patent Trademark Counsel.

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

     We will initially devote most of our efforts toward organization and fund raising for planned clinics and patient operations and limited revenues have been generated from any such operations. The Company has experienced recurring losses from operations since its inception and at September 30, 2007, we had a working capital deficit of $445,997 and an accumulated deficit from operations of $2,007,597. As noted in the Report of the Independent Registered Certified

Public Accountants report for the audited Stem Cell Therapy International, Inc. financial statements for the period from inception to March 31, 2007, these factors raise doubt about the ability of the Company to continue as a going concern. Realization of the Company's business plan is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. This is because we have not generated substantial revenues since inception. Our only other source for cash at this time is through advances or loans from management. We must raise cash to implement our project and stay in business.

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

     Revenue transactions are derived from providing informational and referral services; we have no plans to enter into any other revenue transaction in the near future. We recognize revenue related to these services upon rendering the services, as long as (1) there is persuasive evidence of an arrangement, (2) the sales price is fixed or determinable, and (3) collection of the related receivable is reasonably assured. Any payments received prior to delivery of the products or services are included in deferred revenue and recognized once the products are delivered or the services are performed.

     Research and development costs are charged to operations when incurred and are included in operating expenses.

                              RESULTS OF OPERATIONS

As of September 30, 2007 and for the six months ended September 30, 2007 and
2006

     We had revenue of $102,960 during the six months ended September 30, 2007 as compared to $146,260 of revenue for the comparable period in 2006. Revenues during 2007 reflected the treatment of four patients whereas there were six patients treated during the same period ended 2006.

     Our cost of goods sold for the stem cell biological material delivered during the six months ended September 30, 2007 was $39,268 as compared to $92,625 for the same period ended 2006. The decrease in cost of goods sold is due to the decrease in the number of patients in 2007 compared to the same period in 2006 and the Company has begun purchasing the stem cell biological solution from less expensive vendors located in Mexico and China.

     Gross margins for the six months ended September 30, 2007 was 62% compared to a negative gross profit margin of (43%) for the six months ended September 30, 2006. The increase in gross margin is due to the Company purchasing the stem cell biological materials from less expensive vendors located in Mexico and China. The increased gross margin is also due to the $116,000 charge for an additional payment made to ICT for not meeting the contractual minimum purchase requirement during the six months ended September 30, 2006, there is no such charge during the six months ended September 30, 2007.

     Selling, general and administrative expenses increased $435,936 to $880,280 for the six months ended September 30, 2007 as compared to $444,344 for the six months ended September 30, 2006. The increase in selling, general and administrative expenses for the six months ended September 30, 2007 is primarily due to an approximate $506,000 increase in share based compensation for options awarded to executives.

     Our net loss for the six months ended September 30, 2007 was $818,149 as compared to $504,254 during the same period in 2006. The loss primarily reflects an increase in share based compensation.

As of September 30, 2007 and for the three months ended September 30, 2007 and 2006

     We had revenue of $82,960 during the three months ended September 30, 2007 as compared to $120,555 of revenue for the comparable period in 2006. Revenues during 2007 reflected the treatment of three patients whereas there were four patients treated during the same period ended 2006.

     Our cost of goods sold for the stem cell biological material delivered during the three months ended September 30, 2007 was $29,000 as compared to $78,100 for the same period ended 2006. The decrease in cost of goods sold is due to the decrease in patient treatments in 2007 compared to the same period in 2006 and the Company has begun purchasing the stem cell biological solution from less expensive vendors located in Mexico and China.

     Gross margins for the three months ended September 30, 2007 was 65% compared to a negative gross profit margin of (61%) for the three months ended September 30, 2006. The increase in gross margin is due to the Company purchasing the stem cell biological materials from less expensive vendors. Also, the increased gross margin is due to the $116,000 charge for an additional payment made to ICT for not meeting the contractual minimum purchase requirement during the three months ended September 30, 2006, there is no such charge during the three months ended September 30, 2007.

     Selling, general and administrative expenses increased $501,274 to $744,869 for the three months ended September 30, 2007 as compared to $243,595 for the three months ended September 30, 2006. The increase in selling, general and administrative expenses for the three months ended September 30, 2007 is primarily due to an approximate $506,000 increase in share based compensation.

     Our net loss for the three months ended September 30, 2007 was $690,909 as compared to $314,499 during the same period in 2006. The loss primarily reflects increase in share based compensation to executive officers.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended September 30, 2007 and the period since December 2, 2004 (date of inception) through September the Company has had a net loss of $818,149 and $2,007,597, respectively and cash used by operations of $133,373 and $419,995, respectively, and negative working capital of $445,997 at September 30, 2007.

     As of September 30, 2007, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin significant operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from shareholder advances and some relatively minor sales of equity securities (as set forth below). The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, debt financing and loans from the Company's Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

     Effective June 27, 2007, the Company entered into an agreement with Newbridge Securities, Corp. ("Newbridge") to assist the Company on a "best efforts" basis in raising approximately $250,000 in a private offering of up to 2 million shares of restricted common stock at a price of $.125 per share. As of September 30, 2007, the Company has received $206,024 of proceeds, which represents $250,000 gross proceeds less $43,976 of offering costs.

Unpredictability of future revenues; Potential fluctuations in quarterly operating results; Seasonality

     As a result of our limited operating history and the emerging nature of the biotechnological markets in which we compete, we are unable to accurately forecast future revenues. Our current and future expense levels are based largely on our investment plans and future revenues and are to a large extent fixed and expected to increase.

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

OFF-BALANCE  SHEET  ARRANGEMENTS

     The Company is not currently engaged in any off-balance sheet arrangements, as defined by Item 303(c) (2) of Regulation S-B. The Company has not engaged in any off-balance sheet arrangement during the last fiscal year, and is not reasonably likely to engage in any off-balance sheet arrangement in the near future.

ITEM 3.  CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of September 30, 2007, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Financial Officer (who has served as the principal financial and accounting officer) and its President (who serves as the principal operating officer). Based upon that evaluation, the Company's President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

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

None.

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

     During the six months ended September 30, 2007, the Company issued 2,000,000 shares of common stock to accredited investors in connection with a private placement offering in exchange for $250,000, this amount includes
$43,976  of  offering  costs.  These  shares  were  issued  under  Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

In September 2007, the Company entered into employment agreements with the Company's Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. Under the employment agreement for the Chief Executive Officer, the employment term is five years and with an annual base salary of $150,000, with minimum annual increases of $10,000. The Chief Financial Officer and Chief Operating Officer each have employment agreements for a term of two years, with an annual base salary of $60,000. Additional performance-based bonuses are provided for, and the employees were granted options to purchase 2,900,000 shares of Company stock. Benefits under the agreement are accelerated on a change of control, and the employee is subject to certain non-competition covenants.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit Index.  The following exhibits are filed with or incorporated by
      --------------
reference into this quarterly report:

10.31     Business Advisory Agreement with Newbridge Securities Corporation
10.32     Employment Agreement - Calvin Cao

10.33     Employment Agreement - Lixian Jiang
10.34     Employment Agreement - Andrew J. Norstrud

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

Date: November 19, 2007

By: /s/Calvin Cao
    -------------
Name: Calvin Cao

Title: President

Date: November 19, 2007

By: /s/Andrew J. Norstrud
    ---------------------
Name: Andrew J. Norstrud

Title: Chief Financial Officer