Form 10QSB
period 2008-02-19
Stem Cell Therapy International, Inc.
filed 2008-02-19
CIK 1360479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 2007

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

37,295,369 shares of common stock, $0.001 par value, as of January 31, 2008.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No  [X]

                     STEM CELL THERAPY INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                               TABLE OF CONTENTS

Part I.  Financial Information

Item 1. Financial Statements

     Condensed Consolidated  Balance  Sheets  as  of  December  31,
          2007 (unaudited)  and  March  31,  2007                            F-1

     Condensed Consolidated  Statements  of  Operations  for  the
          three and nine months ended December 31, 2007 and 2006
          (unaudited) and for the period from  December  2,  2004
          (Date of Inception) through December 31, 2007(unaudited)           F-2

     Condensed Consolidated  Statements  of  Changes  in  Stockholders'
          Deficit for  the  period  from  December  2,  2004 (Date
          of Inception) through December  31,  2007  (unaudited)             F-3

     Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2007 and 2006 (unaudited), and
          for the period from December 2, 2004 (Date of Inception)
          through December 31, 2007 (unaudited)                              F-5

     Notes to Condensed Consolidated Financial Statements                    F-6

Item  2.  Management's Discussion and Analysis                                13
Item  3.  Controls and Procedures                                             17

Part II.  Other Information

Item  1.  Legal Proceedings                                                   18
Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds         18
Item  3.  Defaults from Senior Securities                                     18
Item  4.  Submission of Matters to a Vote of Security Holders                 18
Item  5.  Other Information                                                   18
Item  6.  Exhibits                                                            18

Signatures                                                                    19


Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
     Chief Executive Officer                                                  20
     Chief Financial Officer and Chief Accounting Officer                     21
Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:
     Chief Executive Officer and Chief Financial Officer
      and Chief Accounting Officer                                            22

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on July 16, 2007.

                      Stem Cell Therapy International Inc.
                        (a development stage enterprise)

                     Condensed Consolidated Balance Sheets

                                        December 31, 2007    March 31, 2007
                                        -------------------  ----------------
                                          (unaudited)
ASSETS
Current assets:
  Cash                                  $                -   $        27,905
  Inventory                                              -             5,988
  Prepaid expenses                                 279,508            47,317
                                        -------------------  ----------------
Total current assets                               279,508            81,210

Certificate of deposit, restricted                       -             3,919
Prepaid expenses and other assets                   22,211            53,378
                                        -------------------  ----------------

      Total assets                      $          301,719   $       138,507
                                        ===================  ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                      $           51,198   $        62,875
  Accrued expenses                                 380,147           245,557
  Deferred revenue                                       -            50,000
  Stockholder advances                                   -            48,753
  Due to related party                             200,200           225,200
                                        -------------------  ----------------
Total current liabilities                          631,545           632,385
                                        -------------------  ----------------

Commitments and contingencies
  (Notes 4 and 8)                                        -                 -

Stockholders' deficit:
  Preferred stock; $.001 par value;
    10,000,000 shares authorized and
    500,000 issued and outstanding                     500               500
  Common stock; $.001 par value;
    100,000,000 shares authorized;
    37,295,369 and 34,495,369 issued
    and outstanding as of December
    31, 2007 and March 31, 2007,
    respectively                                    37,295            34,495
  Additional paid-in capital                     1,985,129           660,575
  Deficit accumulated during
    development stage                           (2,352,750)       (1,189,448)
                                        -------------------  ----------------
Total stockholders' deficit                       (329,826)         (493,878)
                                        -------------------  ----------------

      Total liabilities and
        stockholders' deficit           $          301,719   $       138,507
                                        ===================  ================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Stem Cell Therapy International Inc.
                        (a development stage enterprise)

                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                              THREE MONTHS ENDED          NINE MONTHS ENDED           DECEMBER 2, 2004
                              DECEMBER 31,                DECEMBER 31,                (DATE OF INCEPTION)
                              --------------------------  --------------------------  THROUGH
                              2007          2006          2007          2006          DECEMBER 31, 2007
                              ------------  ------------  ------------  ------------  ------------------

Revenue                       $    30,000   $    90,000   $   132,960   $   236,260   $         559,404

Cost of Goods Sold:

  Cost of goods sold               13,000        32,435        52,268       125,060             278,361
  Loss on firm purchase
    commitment                          -             -             -       116,000             116,000
                              ------------  ------------  ------------  ------------  ------------------

Gross margin                       17,000        57,565        80,692        (4,800)            165,043

Operating expenses:
  Selling, general
    and administrative            362,080       157,363     1,242,360       601,706           2,519,939
                              ------------  ------------  ------------  ------------  ------------------
Loss from operations             (345,080)      (99,798)   (1,161,668)     (606,506)         (2,354,896)
                              ------------  ------------  ------------  ------------  ------------------

Interest income (expense)             (73)         (219)       (1,634)        2,235              (2,146)
                              ------------  ------------  ------------  ------------  ------------------

Net loss before taxes            (345,153)     (100,017)   (1,163,302)     (604,271)         (2,352,750)

Income tax expense                      -             -             -             -                   -
                              ------------  ------------  ------------  ------------  ------------------

Net loss                         (345,153)     (100,017)   (1,163,302)     (604,271)         (2,352,750)
Less:  Dividends on
  preferred stock                       -             -             -             -             (10,000)
                              ------------  ------------  ------------  ------------  ------------------

Loss attributable to
  common shareholders         $  (345,153)  $  (100,017)  $(1,163,302)  $  (604,271)  $      (2,362,750)
                              ------------  ------------  ------------  ------------  ------------------



Loss per share,
  basic and diluted           $      (.01)  $      (.00)  $      (.03)  $      (.02)  $            (.08)
                              ============  ============  ============  ============  ==================

Weighted average number of
  common shares outstanding,
  basic and diluted            37,196,468    34,495,369    36,222,833    34,248,756          30,535,009
                              ------------  ------------  ------------  ------------  ------------------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               STEM CELL THERAPY INTERNATIONAL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
          FROM DECEMBER 2, 2004 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007 (UNAUDITED)

                                                                                      DEFICIT
                                                                                      ACCUMULATED
                             COMMON STOCK           PREFERRED STOCK     ADDITIONAL    DURING
                             ---------------------  ------------------  PAID-IN       DEVELOPMENT
                             SHARES       AMOUNT    SHARES   AMOUNT     CAPITAL       STAGE          TOTAL
                             -----------  --------  -------  ---------  ------------  -------------  ---------
Issuance of common
  stock for cash             13,550,000   $13,550         -  $       -  $         -   $          -   $ 13,550

Exercise of stock
  options for services          500,000       500         -          -            -              -        500

Issuance of common
  stock and options for
  acquisition deposit         5,000,000     5,000         -          -        2,749              -      7,749

Stock options issued
  for services                        -         -         -          -          906              -        906

Issuance of common
  stock for services          2,170,000     2,170         -          -            -              -      2,170

Net loss for the period               -         -         -          -            -        (26,241)   (26,241)
                             -----------  --------  -------  ---------  ------------  -------------  ---------
Balance, March 31, 2005      21,220,000    21,220         -          -        3,655        (26,241)    (1,366)

Cancellation of common
  stock issued and options
  awarded for services       (5,600,000)   (5,600)        -          -       (2,749)             -     (8,349)

Issuance of common
  stock for services          8,741,832     8,741         -          -      299,898              -    308,639

Reverse acquisition,
  September 1, 2005           6,310,678     6,311         -          -         (906)             -      5,405

Issuance of common
  stock for a reduction in
  shareholder advances        3,000,000     3,000         -          -            -              -      3,000

Issuance of preferred
  stock for cash                      -         -   500,000        500       34,500              -     35,000

Dividend on preferred stock           -         -         -          -      (10,000)             -    (10,000)

                                                 (CONTINUED)


                               STEM CELL THERAPY INTERNATIONAL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
          CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)
          FROM DECEMBER 2, 2004 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007 (UNAUDITED)
                                                                                      DEFICIT
                                                                                      ACCUMULATED
                             COMMON STOCK           PREFERRED STOCK     ADDITIONAL    DURING
                             ---------------------  ------------------  PAID-IN       DEVELOPMENT
                             SHARES       AMOUNT    SHARES   AMOUNT     CAPITAL       STAGE          TOTAL
                             -----------  --------  -------  ---------  ------------  -------------  ------------
Net loss for the year ended
  March 31, 2006                      -         -        -          -             -       (506,161)     (506,161)
                             -----------  --------  -------  ---------  ------------  -------------  ------------
Balance, March 31, 2006      33,672,510    33,672   500,000       500       324,398       (532,402)     (173,832)

Issuance of common
  stock for services            822,859       823        -          -       336,177              -       337,000

Net loss for the year ended
  March 31, 2007                      -         -        -          -             -       (657,046)     (657,046)
                             -----------  --------  -------  ---------  ------------  -------------  ------------
Balance, March 31, 2007      34,495,369    34,495   500,000       500       660,575     (1,189,448)     (493,878)

Issuance of common stock
  for consulting services       550,000       550        -          -       161,450              -       162,000

Issuance of warrants for
  consulting services                 -         -        -          -       453,614              -       453,614

Exercise of warrants            250,000       250        -          -          (250)             -             -

Issuance of common stock
  for cash, net of
  offering costs              2,000,000     2,000        -          -       204,024              -       206,024

Share-based compensation
  to employees                        -         -        -          -       505,716              -       505,716

Net loss for the nine
  months ended December 31,
  2007                                -         -        -          -             -     (1,163,302)   (1,163,302)
                             -----------  --------  -------  ---------  ------------  -------------  ------------
Balance, December 31, 2007   37,295,369   $37,295   500,000  $    500   $ 1,985,129   $ (2,352,750)  $  (329,826)
                             ===========  ========  =======  =========  ------------  -------------  ------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                     Stem Cell Therapy International Inc.
                                       (a development stage enterprise)
                               Condensed Consolidated Statements of Cash Flows
                                                 (unaudited)

                                                                                              December 2, 2004
                                                                                                 (Date of Inception)
                                                    Nine Months Ended    Nine Months Ended    Through December 31,
                                                    December 31, 2007    December 31, 2006                     2007
                                                    -------------------  -------------------  ----------------------
OPERATING ACTIVITIES:
  Net loss                                          $       (1,163,302)  $         (604,271)  $          (2,352,750)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Share-based compensation to non-employees                  398,001              315,205                 960,813
    Share-based compensation to employees                      505,716                                      505,716
    Investment income reinvested                                     -               (2,884)                 (2,943)
    Amortization                                                     -                  375                     667
    Write off of intangible asset                                    -                    -                   4,333
  (Increase) decrease in:
        Inventory                                                5,988               (5,988)                      -
        Prepaid expenses                                        16,589                 (236)                  4,271
        Deposits                                                     -                    -                  (2,169)
  Increase (decrease) in:
        Accounts payable                                       (11,677)              16,191                  51,198
        Accrued payroll                                        110,590              132,355                 281,147
        Accrued expenses                                        24,000                    -                  99,000
        Deferred revenue                                       (50,000)              84,250                       -
                                                    -------------------  -------------------  ----------------------
    Net cash used by operating activities                     (164,095)             (65,003)               (450,717)
                                                    -------------------  -------------------  ----------------------

INVESTING ACTIVITIES:
  Proceeds from certificate of deposit, restricted               3,919              119,024                   2,943
                                                    -------------------  -------------------  ----------------------
    Net cash provided by investing activities                    3,919              119,024                   2,943
                                                    -------------------  -------------------  ----------------------

FINANCING ACTIVITIES:
  Proceeds from advances from stockholder                            -                  376                  52,528
  Repayment of stockholder advances                            (48,753)                   -                 (49,528)
  (Repayment) advances from related party, net                 (25,000)                 228                 200,200
  Payment of stock offering costs                              (43,976)                   -                 (43,976)
  Proceeds from sale of stock                                  250,000                    -                 288,550
                                                    -------------------  -------------------  ----------------------
    Net cash provided by financing activities                  132,271                  604                 447,774
                                                    -------------------  -------------------  ----------------------

NET INCREASE (DECREASE) IN CASH                                (27,905)              54,625                       -
CASH AT BEGINNING OF PERIOD                                     27,905               32,642                       -
                                                    -------------------  -------------------  ----------------------

CASH AT OF END OF PERIOD                            $                -   $           87,267   $                   -
                                                    ===================  ===================  ======================

    Cash paid for interest                          $            1,645   $              900   $               3,308
                                                    ===================  ===================  ======================

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

  Common stock issued for a reduction
    in advance from stockholder                     $                -   $                -   $               3,000
                                                    ===================  ===================  ======================
  Common stock issued for purchase of
    intangible assets                               $                -   $                -   $               5,000
                                                    ===================  ===================  ======================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
       Three and Nine Months Ended December 31, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                     through December 31, 2007 (unaudited)

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

                     Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
       Three and Nine Months Ended December 31, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                     through December 31, 2007 (unaudited)
1.     BACKGROUND  INFORMATION  AND  BASIS  OF  PRESENTATION  (CONTINUED):

Basis of presentation:

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. The results of operations for the nine months ended December 31, 2007 are not necessarily indicative of the results for a full year.

The condensed consolidated financial statements for the period ended December 31, 2007 and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2007 as filed in the Form 10-KSB, filed with the Securities and Exchange Commission on July 16, 2007.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Stem Cell Therapy International, Inc. and its wholly-owned subsidiary, Stem Cell Therapy International Corp. All intercompany accounts and transactions have been eliminated.

2.     LIQUIDITY  AND  MANAGEMENT'S  PLANS:

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended December 31, 2007 and the period since December 2, 2004 (date of inception) through December 31, 2007, the Company has had net losses of $1,163,302 and $2,352,750, respectively and cash used by operations of $164,095 and $450,717, respectively, and negative working capital of $352,037 at December 31, 2007. As of December 31, 2007, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability to generate additional financing and ultimately increase operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities and related party advances. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, debt financing and loans from the Company's Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

3.     NEW  ACCOUNTING  STANDARDS:

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent's controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Management is currently evaluating the effect, if any the adoption will have on the Company's financial position and results of operations.

                     Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
       Three and Nine Months Ended December 31, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                     through December 31, 2007 (unaudited)

4.     EQUITY

During the nine months ended December 31, 2007, the Company issued 550,000 shares of common stock valued at $162,000 for consulting services that were provided through December 25, 2007.

Effective June 27, 2007, the Company entered into an agreement with Newbridge Securities, Corp. ("Newbridge") to assist the Company on a "best efforts" basis in raising approximately $250,000 in a private offering of up to 2 million shares of restricted common stock at a price of $.125 per share. Newbridge is entitled to a selling concession of 10% of the gross proceeds of the offering, a 3% non-accountable expense allowance and warrant coverage equal to 20% of the total securities placed in the offering, including any penalty shares, at an exercise price of $.15 per share. The Company is required to file a registration statement covering the above securities within 45 days of the completion of the offering. If the Company fails to have the registration statement deemed effective by the Securities and Exchange Commission within 135 days after the completion of the offering, the Company will issue to the holders of the securities, additional shares of restricted common stock equal to 1.5% of the number of shares purchased for each thirty-day period until the registration statement is deemed effective, up to a maximum of eight such thirty-day periods. The Company has accrued $24,000 in accrued expenses as the value of the underlying shares of common stock to be issued for the Company being unable to meet the registration statement filing requirements. This amount represents the maximum penalty allowed under the agreement.

During the nine months ended December 31, 2007, the Company completed its private placement offering of 2,000,000 shares of common stock for total cash proceeds of $250,000. Offering costs paid in cash amounted to $43,976 and have been taken as a reduction of proceeds. In addition, offering costs paid through the issuance of 400,000 warrants amounted to approximately $121,000.

5.     STOCK  OPTIONS  AND  WARRANTS

During the nine months ended December 31, 2007, the Company issued 2,900,000 stock options to employees and 2,650,000 common stock warrants to consultants. The options and warrants entitle the holders to purchase 5,550,000 shares of the Company's common stock, at any time, at an exercise price of between $0.001 -- $0.19 per share and expire in 2017.

The fair value of each option was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the weekly trading of two similar Company's underlying common stock (as the Company does not have an adequate trading history for an accurate calculation) and other factors. Expected term is based upon the use of the simplified method.

     Expected volatility      102.9%
     Expected dividends       0
     Expected term            10 years
     Risk-free interest rate  4.59%

The value of the options granted totaled $505,716 and has been included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations for the months ended December 31, 2007.

                     Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
       Three and Nine Months Ended December 31, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                     through December 31, 2007 (unaudited)

5.     Stock Options and Warrants (continued)

                                                   WEIGHTED   WEIGHTED
                                                   AVERAGE    AVERAGE
                                        EXERCISE   EXERCISE   GRANT DATE
                             SHARES     PRICES     PRICE      FAIR VALUE
                             ---------  ---------  ---------  -----------

OUTSTANDING AND EXERCISABLE
---------------------------

Outstanding at
  March 31, 2007                    --         --         --           --

Options granted              2,900,000  $    0.19  $    0.19  $      0.19

Options exercised                   --         --         --           --

Options cancelled
  or expired                        --         --         --           --
                             ---------

Outstanding at
  December 31, 2007          2,900,000  $    0.19  $    0.19
                             ---------

Exercisable at
  December 31, 2007          2,900,000  $    0.19
                             ---------

The following table summarizes information about options outstanding and exercisable as of December 31, 2007:

          OUTSTANDING OPTIONS              EXERCISABLE OPTIONS
          ------------------------------   ------------------------------
                     WEIGHTED              WEIGHTED
RANGE OF  NUMBER     AVERAGE    WEIGHTED   AVERAGE    NUMBER     WEIGHTED
EXERCISE  OUTST-     REMAINING  AVERAGE    REMAINING  EXERC-     AVERAGE
PRICE     ANDING     LIFE       PRICE      LIFE       ISABLE     PRICE
--------  ---------  ---------  ---------  ---------  ---------  --------
$   0.19  2,900,000   10 Years  $    0.19   10 Years  2,900,000  $   0.19

There was no aggregate intrinsic value of options outstanding at December 31, 2007, based on the Company's closing stock price of $0.09. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.
The fair value of each warrant was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the weekly trading of two similar Company's underlying common stock (as the Company does not have an adequate trading history for an accurate calculation) and other factors.

     Expected volatility              38% - 102.9%
     Expected dividends               0
     Expected term                    1 - 10 years
     Risk-free interest rate          3.16% - 4.71%

The value of the warrants granted totaled $453,614, of which $212,023 has been included in operating expenses in the accompanying condensed consolidated statement of operations for the nine months ended December 31, 2007 and $241,591, is included in prepaid expenses in the accompanying December 31, 2007 condensed consolidated balance sheet.

                     Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
       Three and Nine Months Ended December 31, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                     through December 31, 2007 (unaudited)

5.     STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)

                                                        WEIGHTED   WEIGHTED
                                                        AVERAGE    AVERAGE
                                        EXERCISE        EXERCISE   GRANT DATE
                             SHARES     PRICES          PRICE      FAIR VALUE
                             ---------  --------------  ---------  -----------

OUTSTANDING AND EXERCISABLE
---------------------------

Outstanding at
  March 31, 2007                    --              --         --           --

Options granted              2,650,000  $0.001 - $0.15  $    0.02  $      0.22

Options exercised             (250,000) $        0.001  $   0.001           --

Options cancelled
  or expired                        --              --         --           --
                             ---------

Outstanding at
  December 31, 2007          2,400,000  $0.001 - $0.15  $    0.03
                             ---------

Exercisable at
  December 31, 2007          2,400,000  $0.001 - $0.15  $    0.03
                             ---------

The following table summarizes information about options outstanding and exercisable as of December 31, 2007:

                OUTSTANDING OPTIONS              EXERCISABLE OPTIONS
                ------------------------------   ------------------------------
                           WEIGHTED              WEIGHTED
RANGE OF        NUMBER     AVERAGE    WEIGHTED   AVERAGE    NUMBER     WEIGHTED
EXERCISE        OUTST-     REMAINING  AVERAGE    REMAINING  EXERC-     AVERAGE
PRICE           ANDING     LIFE       PRICE      LIFE       ISABLE     PRICE
--------------  ---------  ---------  ---------  ---------  ---------  --------
$0.001 - $0.15  2,400,000   10 Years  $    0.03   10 Years  2,400,000  $   0.03

The aggregate intrinsic value of warrants outstanding at December 31, 2007, based on the Company's closing stock price of $0.09 was $178,000. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the warrants.

6.     EARNINGS PER SHARE

Earnings per common share are computed in accordance with SFAS No. 128, "Earnings per Share," which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The basic and diluted weighted average number of shares was 36,222,833, 34,248,756 and 30,535,009 for the nine months ended December 31, 2007 and 2006 and the period from December 2, 2004 (Date of Inception) through December 31, 2007, respectively.

Common stock equivalents for the nine months ended December 31, 2007 and 2006 and the period from December 2, 2004 (Date of Inception) through December, 2007 were anti-dilutive due to the net losses sustained by the Company during these periods.

                     Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
       Three and Nine Months Ended December 31, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                     through December 31, 2007 (unaudited)

7.     INCOME  TAXES

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

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $1,351,000 at December 31, 2007. The loss carry forwards expire beginning in 2025. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses. Due to the limitation and the Company's historical losses, the Company has placed a full valuation allowance against that asset of approximately $876,400.

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:


                                                             Period from
                             Nine Months Ended               December 2, 2004
                             ------------------------------  through
                             December 31,    December 31,    December 31,
                             2007            2006            2007
                             --------------  --------------  ------------------
Income tax provision
  at statutory rate              ($387,400)      ($205,400)          ($791,800)
Increase (decrease) in
  income tax due to:
    Nondeductible expenses             600           1,400               1,300
    State income taxes, net        (41,400)        (21,900)            (84,600)
    Change in valuation
      allowance                    428,200         225,900             875,100
                             --------------  --------------  ------------------
                             $           -   $           -   $               -
                             ==============  ==============  ==================


There was no current or deferred provision or benefit for income taxes for the nine months ended December 31, 2007 and 2006 and for the period from December 2, 2004 (Date of Inception) through December 31, 2007. The components of deferred tax assets as of December 31, 2007 and March 31, 2007 are as follows:

                                   December 31, 2007    March 31, 2007
                                   -------------------  ----------------
Deferred tax (liability) asset:
  Accrued payroll                  $          105,800   $        64,200
  Options and warrants                        260,600
  Net operating loss carryforward             508,700           382,700
                                   -------------------  ----------------
                                              875,100           446,900
  Valuation allowance                        (875,100)         (446,900)
                                   -------------------  ----------------
  Total deferred taxes             $                0   $             0

Income taxes are based on estimates of the quarterly effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

                     Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
       Three and Nine Months Ended December 31, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                     through December 31, 2007 (unaudited)

8.     COMMITMENTS  AND  CONTINGENCIES

Consulting  agreements:

The Company has entered into several consulting agreements with other companies and individuals to provide consulting and advisory services to the Company. The agreements provide for terms ranging from one to three years. Additionally, the consulting agreements required the issuance of 4,789,000 shares of the Company's common stock valued at $544,409 on the date of the agreement as the shares are non-forfeitable and non-cancelable. As of December 31, 2007, the Company had issued these shares of common stock and has included $57,708 in prepaid expenses for services not yet performed pursuant to the agreements.

During October 2007, the Company entered into an agreement with an attorney to compensate for services provided from September 2007 through May 2008 in exchange for a 2,000,000 common stock warrant with an exercise price of $.001 and a 10 contractual year term. The warrant was valued at $419,864 using the Black Scholes pricing model and will be recognized over the service period of nine months. As of December 31, 2007, the Company has included $233,258 in prepaid expenses for services not yet performed pursuant to the agreements.

Effective May 4, 2005, the Company entered into an agreement with Westminster Securities Corporation (Westminster) for consulting services and to secure funding and/or lines of credit. In exchange for these services, the Company paid Westminster a $20,000 retainer and will pay 10% of any equity-based funding, 8% of any debt-based convertible funding, 5% of any nonconvertible debt-based funding, as well as, issue warrants equal to 10% of the number of shares of stock issued in connection with the funding. As of December 31, 2007, no funding has been secured; however, Westminster did facilitate the acquisition of Altadyne, Inc. and therefore received 379,000 shares of common stock in September 2005.

Licensing  agreement:

Effective September 1, 2005, the Company entered into a ten year licensing agreement with the Institute of Cell Therapy, a company incorporated and organized under the laws of Kiev, Ukraine ("ICT"). Pursuant to the agreement, the Company issued ICT 5,000,000 shares of the Company's common stock recorded at the fair market value of the Company's common stock of $5,000. The agreement grants the Company a right and license in most parts of the world to utilize patents, processes and products owned or produced by ICT in connection with the operation of the Company's business. In exchange for the license, the Company agrees to exclusively purchase all biological solution of stem cell Allo Transplant materials from ICT. Such Allo Transplant materials shall be at a cost of $6,500 per patient per condition. The licensing agreement guarantees a minimum purchase of 60 portions per twelve month period. In the event that the Company is unable to purchase the minimum quantities, ICT will be entitled to draw upon the irrevocable letter of credit at the rate of $2,000 for every portion less than the minimum required purchase. The Company had provided ICT with a $120,000 irrevocable letter of credit in ICT's favor for the first three years of the agreement. In the event the Letter of Credit is drawn upon, the Company agreed to replenish the Letter of Credit to the extent of any such draws. As of September 2006, the Company had not met the first year's minimum purchase requirement and ICT withdrew $116,000 on the letter of credit, which has been included in the cost of goods sold in the accompanying Consolidated Statements of Operations for the period from inception through December 31, 2007. However, ICT was unable to provide the product as requested and the Company was required to purchase the stem cell materials from alternative sources. Management believes that ICT's inability to provide the requested stem cell materials relieves the Company of its obligations to replenish the letter of credit and to fulfill the minimum purchase requirements. As such, the accompanying consolidated financial statements do not reflect any liability for the Company's failure to purchase the minimum amount of stem cell materials under the above mentioned license agreement.

                     Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
       Three and Nine Months Ended December 31, 2007 and 2006 (unaudited)
            and the period from December 2, 2004 (Date of Inception)
                     through December 31, 2007 (unaudited)

8.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

Financing  agreements:

During the year ended March 31, 2007, the Company entered into a three year agreement with a consultant to locate financing. As consideration for these consulting services, the Company has agreed to issue 500,000 shares of restricted common stock and a 10% finder's fee for any funds brought into the Company. As of December 31, 2007, the Company has not entered into any funding agreements, and therefore the third party is not owed any consideration.

Consulting  Agreement:

Effective September 12, 2007, the Company entered into a consulting agreement with Newbridge for business and financial related advice and services through September 11, 2008. As compensation for these services, the Company has agreed to pay $4,000 per month and issue a total of 500,000 warrants. At December 31, 2007, 250,000 of the warrants valued as $33,750 have been issued, with the remaining 250,000 warrants to be issued in 125,000 increments at the end of each 90 day period beginning March 2008 until the contract expires. In the event Newbridge assists with an offering or sale of the Company's securities, Newbridge will be entitled to receive a financing fee to be determined at the time of such financing. Also, should any transactions be consumated by the Company, in which Newbridge introduced the other party, during the six months following termination of the agreement, Newbridge will be entitled to receive a transaction fee based on the aggregate consideration received, computed as follows: 5% for the first million dollars; 4% for the second million dollars; 3% for the third million dollars; 2% for the fourth million dollars and 1% of the balance of the value of the transaction.

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

9.     RELATED  PARTY  TRANSACTIONS

The due to related party account of $200,200 is made up of advances from the majority stockholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

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

     We will initially devote most of our efforts toward organization and fund raising for planned clinics and patient operations and limited revenues have been generated from any such operations. The Company has experienced recurring losses from operations since its inception and at December 31, 2007, we had a working capital deficit of $352,037 and an accumulated deficit from operations of $2,352,750. As noted in the Report of the Independent Registered Certified Public Accountants report for the audited Stem Cell Therapy International, Inc. financial statements for the period from inception to March 31, 2007, these factors raise doubt about the ability of the Company to continue as a going concern. Realization of the Company's business plan is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. This is because we have not generated substantial revenues since inception. Our only other source for cash at this time is through advances or loans from management. We must raise cash to implement our project and stay in business.

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

                             RESULTS OF OPERATIONS

As of December 31, 2007 and for the nine months ended December 31, 2007 and 2006

     We had revenue of $132,960 during the nine months ended December 31, 2007 as compared to $236,260 of revenue for the comparable period in 2006. Revenues during 2007 reflected the treatment of five patients whereas there were nine patients treated during the same period ended 2006.

     Our cost of goods sold for the stem cell biological material delivered during the nine months ended December 31, 2007 was $52,268 as compared to $125,060 for the same period ended 2006. The decrease in cost of goods sold is due to the decrease in the number of patients in 2007 compared to the same period in 2006 and the Company has begun purchasing the stem cell biological solution from less expensive vendors located in Mexico and China.

     Gross margins for the nine months ended December 31, 2007 was 61% compared to a negative gross profit margin of (2%) for the nine months ended December 31, 2006. The increase in gross margin is due to the Company purchasing the stem cell biological materials from less expensive vendors located in Mexico and China. The increased gross margin is also due to the $116,000 charge for an additional payment made to ICT for not meeting the contractual minimum purchase requirement during the nine months ended December 31, 2006, there is no such charge during the nine months ended December 31, 2007.

     Selling, general and administrative expenses increased $640,654 to $1,242,360 for the nine months ended December 31, 2007 as compared to $601,706 for the nine months ended December 31, 2006. The increase in selling, general and administrative expenses for the nine months ended December 31, 2007 is primarily due to an approximate $506,000 increase in share based compensation for options awarded to executives.

     Our net loss for the nine months ended December 31, 2007 was $1,163,302 as compared to $604,271 during the same period in 2006. The loss primarily reflects an increase in share based compensation.

As of December 31, 2007 and for the three months ended December 31, 2007 and
2006

     We had revenue of $30,000 during the three months ended December 31, 2007 as compared to $90,000 of revenue for the comparable period in 2006. Revenues during 2007 reflected the treatment of one patient whereas there were three patients treated during the same period ended 2006.

     Our cost of goods sold for the stem cell biological material delivered during the three months ended December 31, 2007 was $13,000 as compared to $32,435 for the same period ended 2006. The decrease in cost of goods sold is due to the decrease in patient treatments in 2007 compared to the same period in 2006.

     Gross margins for the three months ended December 31, 2007 was 56% compared to a gross profit margin of 63% for the three months ended December 31, 2006. The decrease in gross margin is due to decrease in the number of patients and a higher cost associated with the current year patients than in the prior year.

     Selling, general and administrative expenses increased $204,717 to $362,080 for the three months ended December 31, 2007 as compared to $157,363 for the three months ended December 31, 2006. The increase in selling, general and administrative expenses for the three months ended December 31, 2007 is primarily due to an approximate $184,000 increase in professional fees.

     Our net loss for the three months ended December 31, 2007 was $345,153 as compared to $100,017 during the same period in 2006. The loss primarily reflects decrease in patients and the increase in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended December 31, 2007 and the period since December 2, 2004 (date of inception) through December 31 the Company has had a net loss of $1,163,302 and $2,352,750, respectively and cash used by operations of $164,095 and $450,717, respectively, and negative working capital of $352,037 at December 31, 2007.

     As of December 31, 2007, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin significant operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from shareholder advances and some relatively minor sales of equity securities (as set forth below). The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, debt financing and loans from the Company's Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

     Effective June 27, 2007, the Company entered into an agreement with Newbridge Securities, Corp. ("Newbridge") to assist the Company on a "best efforts" basis in raising approximately $250,000 in a private offering of up to 2 million shares of restricted common stock at a price of $.125 per share. As of December 31, 2007, the Company has received $206,024 of proceeds, which represents $250,000 gross proceeds less $43,976 of offering costs.

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

ITEM 3.  CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2007, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Financial Officer (who has served as the principal financial and accounting officer) and its President (who serves as the principal operating officer). Based upon that evaluation, the Company's President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

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

     During the nine months ended December 31, 2007, the Company issued 2,000,000 shares of common stock to accredited investors in connection with a private placement offering in exchange for $250,000, this amount includes
$43,976  of  offering  costs.  These  shares  were  issued  under  Regulation D.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index. The following exhibits are filed with or incorporated by reference into this quarterly report:

10.30 Newbridge  Securities  Agreement*

10.31 Business  Advisory  Agreement  with  Newbridge  Securities  Corporation**

10.32 Employment  Agreement  -  Calvin  Cao**

10.33 Employment  Agreement  -  Lixian  Jiang**

10.34 Employment  Agreement  -  Andrew  J.  Norstrud**


31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350


* Filed with the Company's quarterly report on form 10-QSB for the quarter ended June 30, 2007, filed August 16, 2007 as file number 000-51931.
** Filed with the Company's quarterly report on form 10-QSB for the quarter ended September 30, 2007, filed November 20, 2007 as file number 000-51931.

_______________________


(b) Reports on Form 8-K.
    --------------------

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2008

By: /s/Calvin Cao
    -------------
Name: Calvin Cao
Title: President


Date: February 19, 2008

By: /s/Andrew J. Norstrud
    ---------------------
Name: Andrew J. Norstrud
Title: Chief Financial Officer