Form 10KSB
period 2008-03-31
Stem Cell Therapy International, Inc.
filed 2008-07-15
CIK 1360479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                               ------------------

                                  FORM 10-KSB

                               ------------------

[x]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2008

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  FOR THE TRANSITION PERIOD FROM ____ TO ____.

                             COMMISSION FILE NUMBER
                                    0-17232

                               ------------------

                     STEM CELL THERAPY INTERNATIONAL, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                               ------------------

NEVADA                                   88-0374180
(STATE  OR  OTHER  JURISDICTION  OF      (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION  OR ORGANIZATION)

                   2203 N. LOIS AVENUE, 9TH FLOOR, TAMPA, FL
                                     33607
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (813) 600-4088
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ------------------

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

State issuer's revenues for its most recent fiscal year $132,960

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at March 31, 2008, was $3,069,028 based upon the closing sale price of $0.075 or the Registrant's common stock, $.001 par value, as reported by the National Association of Securities Dealers OTC Bulletin Board on July 10, 2008.

     There were 40,920,369 shares of the Registrant's $.001 par value common stock outstanding as of March 31, 2008.

     Transitional  Small  Business  Format  (check  one)  Yes [ ] NO [x]

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

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

COMPANY HISTORY

   Stem Cell Therapy International, Inc. (the "Company") has been engaged in the licensing of stem cell technology, the sale of stem cell products, and the referral of patients to affiliated stem cell clinics through it's wholly-owned subsidiary Stem Cell Therapy International Corp ("Stem Cell Florida"), which the Company acquired in 2005. The complete history of the Company and its operating subsidiary is as follows:

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

   On  March  10,  2008,  the  Company  entered  into a Reorganization and Stock
Purchase  Agreement  and  its  amendments  (the "Agreement") with Histostem Co.,
Ltd., a Korean company ("Histostem"). Pursuant to the Agreement (as subsequently amended), the Company will acquire 90% of the issued and outstanding stock of Histostem, and Histostem's shareholders will acquire a controlling interest in the Company. The original definitive agreement called for closing of the acquisition by April 30, 2008. Subsequent to Closing, the Company will be held approximately 60% by Histostem and 40% by the existing shareholders of the Company. Upon completion of the acquisition, the Company will be renamed AmStem International Corp., increase the authorized number of shares to 500,000,000 and seek a new symbol on the over-the-counter bulletin board.

   On April 22, 2008, the Company amended the Agreement to state that Histostem shall have received funding at the date of the actual closing at a minimum of 2 million dollars towards the initial round of funding of at least 10 million dollars. Subsequent to that amendment, the actual closing deadline of April 30, 2008 was no longer in effect.

   On June 19, 2008, the Company entered into a second Amendment to the Reorganization and Stock Purchase Agreement. In accordance with the terms of this second Amendment, the Company and Histostem issued and delivered shares reflecting the acquisition of Histostem into Escrow by the Company pending resolution of outstanding litigation between Histostem Korea and Histostem, Inc. (a United States corporation unrelated to Histostem) ("Histostem USA"). This essentially effectuates an immediate closing of the Histostem acquisition. In the Amendment the parties also agreed to complete a one for three reverse stock split of the Company's common stock. That reverse stock split will be completed after filing, mailing and completion of a 14C Information Statement to the Company's shareholders and appropriate notice and filings with the NASD.

COMPANY AND BUSINESS OVERVIEW

   The  Company's executive management team are: David Stark, President, Andrew,
J. Norstrud, Chief Financial Officer; and Lixian Jiang, Chief Operating Officer and Patent Trademark Counsel.

   We have been indirectly involved, as a "middle man," in research and development and practical application within the field of regenerative medicine. SCTI provides allo (human) stem cell biological solutions that are currently being used in the treatment of patients suffering from degenerative disorders of the human body.

   Our mission has been to make available our stem cell products to treatment facilities around the world, so that patients suffering from biological and neurological disorders, previously deemed incurable by traditional medicine, may find a solution to their disabling and crippling conditions within the new field of stem cell transplantation therapy. Our products include solutions containing allo stem cell biological solutions, adult stem cells (stem cells that remain undifferentiated in a mature organism) and stem cells which are extracted from umbilical cord blood.

   Members of our country-regionplaceU.S. and European Medical and Scientific Advisory Boards review each patient's condition and medical history. They establish an individual treatment protocol for each patient that includes the appropriate stem cell transplantation therapy, the number of stem cell doses required, special diet and lifestyle recommendations as well as physical therapy and specific exercise and recovery programs. There are no set criteria to determine these questions; the members of each Board use their professional expertise and judgment to determine the treatment protocol on a case by case basis. The Boards consist of independent consultants.

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

   These new techniques are being applied to potentially finding a cure for a wide range of human disorders, including neurological diseases such as Alzheimer's, Parkinson's Disease, ALS (which is also commonly known as Lou Gehrig's disease), leukemia, muscular dystrophy, multiple sclerosis, arthritis, spinal cord injuries, brain injury, stroke, heart disease, liver and retinal disease, diabetes as well as certain types of cancer and can alleviate the side effects of chemotherapy. See "List of Diseases Potentially Treated by the Company's Technology" below for a more complete discussion.

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

   The Company's offices are presently located at 2203 N Lois Ave 9th Floor, Tampa, FL 33607. The Company's website is HTTP://WWW.SCTICORP.COM.

PRINCIPAL PRODUCTS AND SERVICES

   We do not directly offer any medical advise, diagnosis or treatment involving Stem Cells, and we do not create stem cells. Instead, we essentially act as a "middle man" between stem cell product suppliers, clinics, and patients.

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

   Accordingly, our primary source of revenue has been derived from: (1) providing referral services, including information and education services, to patients, and (2) purchasing stem cell products that they will use on the patients that we refer to them. The amount we charge for these services is comparable to other companies providing this type of referral service. We have negotiated with the treatment facilities we utilize and will negotiate with other future clinics we intend to utilize for the pricing of the biological solution of stem cell materials which we supply to them. The terms and conditions, including any potential volume discounts, are negotiated on an individual basis.

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

Sales of Stem Cell Products

   Once we have referred patients to an affiliated clinic, we supply that clinic with the stem cell products that they will use on the referred patients which is acquired from local stem cell manufacturers. Our principal stem cell products are solutions containing allo stem cell biological solutions, either adult stem cells or stem cells which are extracted from umbilical cord blood. We do not directly collect, culture or clone stem cell lines. We provide stem cell products and technology to clinics in Mexico and China (although we may have future affiliations), which are highly specialized, professional medical treatment facilities around the world in locations where Stem Cell Transplantation therapy is approved by the appropriate local government agencies.

OVERVIEW OF STEM CELLS AND THEIR BENEFITS

   Stem Cell Transplantation is a minimal surgical procedure that has been used successfully for more than 70 years as a treatment of many diseases for which modern medicine has had no therapy, or in which traditional therapies stopped being effective. A documented 5 million patients have already been treated using Stem Cell Transplantation worldwide to-date, evidenced by over 140,000 publications in MEDLINE. For a complete resource on stem cells and stem cell transplantation, visit www.nlm.nih.gov/medlineplus/stemcellsandstemcell transplantation.html.

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


HEART WITH DAMAGED OR INJURED CELLS (DIAGRAM 2)
-----------------------------------------------

          [Omitted here, but included in .pdf version filed herewith]

BASIC STEM CELL CYCLE

          [Omitted here, but included in .pdf version filed herewith]

The following photographs are an example of a topological application of stem cells for burn patients. The patient depicted in the following graphics was treated by our affiliate clinic in CityplaceKiev, which is run by ICT. All photographs of the patient were produced by ICT.

Burn patient's state, before and after stem cell vs. traditional tissue regeneration therapy. (Course of this treatment was 30 days)

          [Omitted here, but included in .pdf version filed herewith]

   Burn patients condition 30 days after beginning stem cell therapy and tissue regeneration therapy. Stem cell biological solution applied 10 days prior to picture being taken.

          [Omitted here, but included in .pdf version filed herewith]

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

SOURCES: CBR; Hearthstone; D. Castillo, "In Stem Cells, Researchers see Hope for Cures" Missourian News, dateMonth4Day28Year2006April 28, 2006, available at http://www.columbiamissourian.com/news/story.php?ID=19662 (hereinafter
"Castillo").

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

     o     Multiple Myeloma
     o     Paroxysmal Nocturnal Hemoglobinuria
     o     Plasma Cell Leukemia
     o     Severe Aplastic Anemia
SOURCES: CBR; FCBS; Hearthstone.

Other Organ-Specific Diseases

-     Cardiovascular system diseases:
     o     Myocardial infarction(heart attack)
     o     Cerebral atherosclerosis (Stroke)
     o     Essential hypertension
     o     Ischemic heart disease
     o     Neurocirculatory dystonia.
-     Muscular Dystrophy
-     Systemic diseases of connective tissue:
     o     Atrophic arthritis
     o     Systemic angiitis
     o     Systemic lupus
     o     Systemic scleroderma
     o     Systemic sclerosis
     o     Rheumatism
-     Respiratory diseases:
     o     Bronchial Asthma
     o     Bronchitis
     o     Chronic Pneumonias
     o     Chronic Obstructive Pulmonary disease
     o     Congenital Lung Hyoplasia
     o     Pulmonary Fibrosis
-     Liver diseases:
     o     Cirrhosis
     o     Viral and Toxic Hepatitis
     o     Liver Fibrosis
-     Kidney and urinary tract diseases:
     o     Pyelonephritis
     o     Cystitis
     o     Urethritis
     o     Urinary Incontinence
-     Obstetrics and gynecology:
     o     Premature detachment of the placenta
     o     Pre-term delivery
     o     Toxicosis of pregnancy
     o     Fetal hypotrophy
     o     Menopause
     o     Climacteric neuroses
-     Skin diseases:
     o     Psoriasis
     o     Tropic ulcers
     o     Dermatitis
-     Ocular diseases:
     o     Retinal Degeneration
-     Dental and oral cavity diseases.
-     Osteopetrosis

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

SOURCES: C. Weinand et al., "Hydrogel-Beta-TCP Scaffolds and Stem Cells for Tissue Engineering Bone," 38 Bone 555 (2006); T. Rando, "Stem Cells, Ageing and the Quest for Immortality," 441 Nature 1080 (2006), available at http://www.nature.com/nature/journal/v441 /n7097/full/nature04958.html; Center for Immunotherapy and Cell-Based Technologies, "Stem Cell Therapy for Chronical Osteomyelitis," at http://www.transplantation.ru/osteomyelitis.php
(2006);National Institutes of Health, Clinical Trials, "Autologous Implantation of Mesenchymal Stem Cells for the Treatment of Distal Tibial Fractures" at http://www.clinicaltrials.gov/ct/gui/show/NCT00250302 (2005); "Researchers
Identify Gene Linked To Sperm-producing Stem Cells In Mammals," Science Daily, May 24, 2004, available at http://www.sciencedaily.com/releases/2004/05/040524060300.htm; M. Mattson, Ed., Stem Cells: A Cellular Fountain of Youth (Advances in Cell Aging & Gerontology) Elsevier Publishing Company (2002); R. Parker, "Depression Tied To Hippocampal Stem Cells," at http://www.futurepundit.com/archives/000477.html (2002)

   Based on the enormous amount of positive clinical studies in such a broad array of different diseases, the Company firmly believes that every diseased organ may become treatable with stem cells, including diseases of the digestive tract, ear, nose and throat diseases, infectious diseases, allergies, and other long-term chronic diseases of the internal organs.

   Our affiliate clinics in CityKiev, country-regionUkraine, CityTijuana, country-regionMexico and CityplaceShenzhen, country-regionChina have treated several different diseases, as described below. Even though the Company is still in its developmental and planning stage, to date we have already referred several patients for treatment to each of the above treatment facilities.

LICENSE  AGREEMENT  WITH  PlaceTypeplaceINSTITUTE  OF  PlaceNameCELL  THERAPY

   Effective September 1, 2005, the Company entered into a ten year licensing agreement with the Institute of Cell Therapy, a company incorporated and organized under the laws of Kiev, Ukraine ("ICT"). Pursuant to the agreement, the Company issued ICT 5,000,000 shares of the Company's common stock recorded at the fair market value of the Company's common stock of $5,000. The agreement grants the Company a right and license in most parts of the world to utilize patents, processes and products owned or produced by ICT in connection with the operation of the Company's business. In exchange for the license, the Company agrees to exclusively purchase all biological solution of stem cell Allo Transplant materials from ICT. Such Allo Transplant materials shall be at a cost of $6,500 per patient per condition. The licensing agreement guarantees a minimum purchase of 60 portions per twelve month period. In the event that the Company is unable to purchase the minimum quantities, ICT will be entitled to draw upon the irrevocable letter of credit at the rate of $2,000 for every portion less than the minimum required purchase. The Company had provided ICT with a $120,000 irrevocable letter of credit in ICT's favor for the first three years of the agreement. In the event the Letter of Credit is drawn upon, the Company agreed to replenish the Letter of Credit to the extent of any such draws. As of September 2006, the Company had not met the first year's minimum purchase requirement and ICT withdrew $116,000 on the letter of credit, which has been included in the cost of goods sold in the accompanying Consolidated Statements of Operations for the year ended March 31, 2007 and the period from inception through March 31, 2008. However, ICT was unable to provide the product as requested and the Company was required to purchase the stem cell materials from alternative sources. Management believes that ICT's inability to provide the requested stem cell materials relieves the Company of its obligations to replenish the letter of credit and to fulfill the minimum purchase requirements. As such, the accompanying consolidated financial statements do not reflect any liability for the Company's failure to purchase the minimum amount of stem cell materials under the above mentioned license agreement and as of the date of this filing, ICT has not made any claims against the Company.

NUMBER  OF  PATIENTS  TREATED  BY  THE  COMPANY'S  AFFILIATES:

   The company does not directly treat patients with Stem Cell Therapy, but instead refers patients to clinics affiliated with the Company. The following table reflects the treatments to date by clinics affiliated with the Company, including the types of diseases treated and the number of patients treated for each disease:

DISEASES TREATED WITH SCTI PATIENT SPECIFIC                     NUMBERS OF
STEM CELL TRANSPLANTS                                           PATIENTS TREATED
--------------------------------------------------------------  ----------------
Type 1 Diabetes & Type 2 Diabetic complications                                5
--------------------------------------------------------------  ----------------
Stroke                                                                         1
--------------------------------------------------------------  ----------------
Multiple Sclerosis                                                             2
--------------------------------------------------------------  ----------------
Acute Leukemia                                                                 4
--------------------------------------------------------------  ----------------
Rectal Cancer                                                                  1
--------------------------------------------------------------  ----------------
Congenital Aplastic Anemia                                                     2
--------------------------------------------------------------  ----------------
Acquired Aplastic Anemia                                                       4
--------------------------------------------------------------  ----------------
Closed abdominal injury, traumatic kidney rupture, nephrectomy                 1
--------------------------------------------------------------  ----------------
Neuro-degenerative diseases                                                    3
--------------------------------------------------------------  ----------------
Sigmoid colon cancer                                                           1
--------------------------------------------------------------  ----------------
Severe Skin Burn Patient                                                       1
--------------------------------------------------------------  ----------------
Liver cirrhosis                                                                1
--------------------------------------------------------------  ----------------
Ovarian carcinoma                                                              3
--------------------------------------------------------------  ----------------


   The Company is presently affiliated with the following two clinics:

   1. Tijuana, Mexico: Dr. Salvador Vargas's clinic has been offering stem cell transplants since 2000.

   2.   Shenzhen, China

   The clinics in Tijuana, Mexico and Shenzhen, China are independently owned and operated. We have no ownership and we do not treat any patients.

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

   In the country-regionUkraine the study and production of biological preparations from the animal and human cells were being carried out within the framework of the scientific programs under the aegis of the National Academy of Sciences, Medical Academy of Sciences, Ministry of Public Health, PlaceNameplaceCoordination PlaceTypeCenter of the organs, tissues, and cells transplantation of the Ministry of Public Health ofUkraine.

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

   Nowadays, low temperatures are the only way to allow for the storage of cells and tissues for long time intervals (running for years) in a viable condition. Storage in liquid nitrogen at the temperature of -196 C is the basic method of the long-term storage of biological objects today. The development of personal modern technologies of cryogenic-preservation, corresponding to world standards as well as observing the demands of producing biological preparations, their testing, marking and storing in accordance with statements of the European Tissue Banks Association, allowed ICT to create high-quality cryogenically-preserved embryonic stem cells, tissue preparations and extracts for clinical application and system of examination and treatment of patients with minimum risk and maximum effect with the most diversified pathologies.

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

   The Company warrants that a batch of allo stem cell biological solution for transplants are individually prepared for a specific patient have been manufactured in accordance with and in strict compliance with Good Manufacturing Practice ("GMP"), and following the regulations of the U. S. Food and Drug Administration (the "FDA") as well as the respective regulatory agencies of the European Union. GMP is a set of guidelines established by the FDA regarding the production or manufacture of any drug or biological products. The FDA certifies and enforces US manufacturers that comply with the GMP standards. Although the Company is not GMP certified or GMP enforceable since its manufacturing facilities are located outside of the country-regionplaceU.S., we have voluntarily complied with all GMP standards. More information on GMP standards is available at www.gmp-online-consultancy.com.

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

PRICING

   Our stem preparations are priced competitively with others in our industry, reflecting pricing which has been the same as it has been in country-regionplaceGermany for the past approximate 10 years.

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

   In our research, the closest competitor that we have to our business model is a company called VesCell (www.vescell.com). This company has licensed a proprietary technology from their partner TheraVitae that uses the patients own blood to draw out the stem cells which are then culture grown and are then used as an injection back into the patient. VesCell has a number of affiliate treatment facilities which are located in country-regionThailand and country-regionplaceSingapore where these procedures are performed. VesCell also has a number of treating physicians at each affiliate hospital or clinic facility that actually perform the stem cell transplantation procedure. The cost of the VesCell therapy is $34,500, USD, per treatment.

   Currently, the Company has two affiliate treatment facilities outside of the United States: Shenzhen, China and Tijuana, Mexico.

REGULATION

   As the technological milestones for stem cell transplantation have been announced, governments have begun to impose regulation. Many developed countries have now drawn up legislation or codes, or signed up to Conventions, regulating the creation and use of embryonic stem cells. Some regimes have already been shown to be lagging behind the technology.

   From a regulatory viewpoint stem cell transplant represents a very unique product, which really is not really a "product" at all, because it does not fulfill the legal definition of a medicinal "product." The FDA's regulations label live cell transplants as products, while under German law they are classified neither as drugs nor as medications, because:
[]   they  are  individually  prepared  for  each  patient,
[]   they  are  for one time use only, by implantation on a pre-determined date,
[] the implantation is carried out by a physician who wrote a prescription for the stem cell transplants used,
[]   stem  cell  transplants  have  no  'shelf-life',  and
[]   they  are  not  distributed  through  the  usual  channels.

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

     Separately from the funding issue, the regulation of embryonic stem cell research is being actively considered by the US Government. On July 31, 2001, the House of Representatives voted for a broad ban on human cloning that would prohibit cloning for research purposes as well as for reproduction. The resulting law imposes heavy financial penalties and terms of imprisonment on those who generate cloned embryos, and thus affects both privately funded and NIH-supported research. Fortunately, the Company's lines of allo transplants are outside of this regulation, both because we do not engage in any cloning activities, and because we do not engage in any stem cell production, research, or development in the United States. Further, since all of our stem cell activities are performed in jurisdictions where such activities are legal, we do not currently have any obligation to obtain government approval for our activities, and do not currently have any compliance costs. However, there is no assurance that we will not face costs or the need for government approval with regard to future regulations or the regulations of any country into which we may expand our operations in the future. Germany and the Rest of Europe

     country-regionplaceGermany's highest court re-affirmed its approval of therapeutic use of cell allo transplantation on February 16, 2000, by its decision in the case number 1 BvR 420/97. Germany had previously approved of this use in the early fifties.

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

EMPLOYEES

   As of March 31, 2008, the Company employed 3 full-time employees, and one part-time employee. The Company also engages independent contractors and other temporary employees in its operations and finance and administration departments. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be good. Competition for qualified personnel in the Company's industry is intense, particularly among Doctors and other technical staff. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

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

   This expansion if successful could place a significant strain on the Company's management, operational and financial resources. The Company will be required to hire new employees including senior management, key managerial, technical and operations personnel who would have to be fully integrated into the Company, operational and financial systems, procedures and controls, and to expand, train and manage its already growing employee base.

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

   DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL: The Company's performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel, particularly the Company's President, David Stark, and Chief Financial Officer, Andrew Norstrud. The Company's performance also depends on the Company's ability to employ, retain and motivate its other officers and key employees. The loss of the services of any of its executive officers or future key employees could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company is currently negotiating long-term employment agreements with its executive officers and intends to obtain "key person" life insurance policies. The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled doctors, scientists, qualified PhD's, technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and there is no assurance that the Company will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary doctors, scientists, qualified PhD's, technical, managerial, marketing and customer service personnel could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

   TRADEMARKS AND PROPRIETARY RIGHTS: The Company regards its copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as important, and critical to its success. In addition, certain aspects of trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees may be relied upon to protect its proprietary rights. The Company is pursuing the registration of its trademarks and service marks in the country-regionplaceU.S. and internationally, and has applied for the registration of certain of its trademarks and service marks. Effective trademark, service mark, copyright and trade secret protection may not be available in every country. The Company expects that it may license in the future certain parts of its proprietary rights, such as trademarks or copyrighted material, to third parties.

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

   POSSIBLE  NEGATIVE EFFECT OF COMMON STOCK AVAILABLE FOR FUTURE CityplaceSALE:
A substantial component of the Common Stock issued by the Company is "restricted stock" as defined in SEC Rule 144, promulgated under the Securities Act of 1933. The offer of a significant number of restricted shares of Common Stock in the future in the public market, at or about the same time pursuant to Rule 144 or pursuant to a subsequent registration statement under the Securities Act of 1933 could have a depressive effect on the public market price of the Company's common stock.

   TRADING  LIMITATIONS  ON  STOCK  AT  A  MARKET  PRICE  OF LESS THAN $5.00 PER
SHARE: Management cannot predict the market price of the Common Stock in the public market. At any time that the market price is less than $5.00 per share, certain larger stock brokerage firms may prohibit purchase or sale of the Shares within their clients' accounts.

   All securities brokerage firms effecting purchase orders for clients in the Company's common stock at a time when the common stock has a market bid price of less than $5.00 per share are required by federal law to send a standardized notice to such clients regarding the risks of investing in "penny stocks", to provide additional bid, ask and broker compensation and other information to the stockholders and to make a written determination that the Company's common stock is a suitable investment for the client and receive the client's written agreement to the transaction, unless the client is an established client of the firm, prior to effecting a transaction for the client. These business practices may inhibit the development of a public trading market for the Company's common stock during periods that the price of the common stock in the public market is less than $5.00 by both limiting the number of brokerage firms which may participate in the market and increasing the difficulty in selling the Company's common stock.

   NEED FOR FINANCING. In order to continue as a going concern, the Company will require significant additional financing or a merger partner with substantial resources. We cannot guarantee that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Even if we are able to expand our business, we cannot provide certainty that we will be successful or that investors will derive a profit from an investment in our equity. Subsequent to year end, the Company entered into a merger agreement to acquire another Company that should positively impact the Company's liquidity, however, as of the date of this filing, the agreement has not yet closed, while management believes the transaction will be consummated, there can be no assurance in that regard.

ITEM  2.  DESCRIPTION  OF  PROPERTY

        We lease office space and office equipment under an operating lease on a month-to-month basis. We lease the executive office suite from Wilder Corporation for approximately $820. Our office is located at 2203 N. Lois Avenue, Suite #901, Tampa, FL 33607. The office is approximately three hundred seventy-four (374) square feet and is in a condition adequate to our needs. The terms of the lease agreement require 30 days written notice to terminate the lease.

     Rent expense amounted to $18,048 and $23,298 for the years months ended March 31, 2008 and 2007.

     The Company is not involved in investments in (i) real estate or interests in real estate, (ii) real estate mortgages, and (iii) securities of or interests in persons primarily engaged in real estate activities, as all of its land rights are used for production purposes.

ITEM  3.  LEGAL  PROCEEDINGS

   The Company is currently involved in a legal dispute over the payment and performance of a consulting agreement. The Company contends that the contract never became effective, and therefore the consultant was not entitled to receive compensation. The consultant contends that the Company and its representatives induced them to begin performance of the services early, based on certain promises. The original contract calls for the consultant to be awarded the compensation of 3,000,000 shares of the Company's common stock valued at $390,000. The company currently holds the stock certificates and intends to vigorously defend its position, however, the outcome of the proceedings cannot be determined

The Company expects to be subject to legal proceedings and claims from time to time in the ordinary course of its business, including, but not limited to, claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended March 31, 2008, the Company's shareholders agreed to change the name of the Company to Amstem International Corp. and increased the authorized common stock to 500,000,000 shares. The Company filed and distributed a Schedule 14C to reflect that change.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Stem Cell Therapy International, Inc. common stock is quoted in United States markets on the Over the Counter Bulletin Board ("OTCBB").

     Currently  there  are no outstanding warrants or options to purchase stock.

PENNY  STOCK  REGULATIONS:

     Our common stock is quoted on the OTCBB, under the symbol "SCII". On July 10, 2008 the last reported sale price of our common stock was $0.075 per share. The Company's common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. As long as the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

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

                                      HIGH           LOW
(Calendar Quarters)
2008
          First Quarter               $0.27          $0.08
2007
          Fourth Quarter              $0.21          $0.05
          Third Quarter               $0.40          $0.15
          Second Quarter              $0.43          $0.07
          First Quarter               $0.30          $0.098

2006
          Fourth Quarter              $0.35          $0.10
          Third Quarter               $0.40          $0.23
          Second Quarter              $0.75          $0.40
          First Quarter               $1.00          $0.47

     As of March 31, 2008 there were approximately 280 holders of record of Stem Cell Therapy International, Inc. common stock. Many of these shares are held in street name, and consequently we have numerous additional beneficial owners.

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

     During the year ended March 31, 2008, the Company issued 2,000,000 shares of common stock to accredited investors in connection with a private placement offering in exchange for $250,000, this amount includes $43,976 of offering costs. These shares were issued under Regulation D.

     During the year ended March 31, 2008, the Company issued 375,000 shares of common stock in conversion of common stock warrants. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

     Effective February 22, 2008, the Company issued 500,000 shares of common stock to Elite International Partners in connection with consulting services to be provided to the Company. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

     Effective March 1, 2008, the Company issued 500,000 shares of common stock to Cutler Law Group in connection with legal services to be provided to the Company. These shares were issued without any public offering in accordance with
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

     Effective March 1, 2008, the Company issued 250,000 shares of common stock to an employee in connection with the execution of an employment agreement. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

     Effective March 5, 2008, the Company issued 250,000 shares of common stock to First Capital Partners in connection with consulting services to be provided to the Company. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

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

The following management discussion should be read together with the Stem Cell Therapy International, Inc. consolidated financial statements included in this annual report. See "Index to Consolidated Financial Statements" at page F-1. Those financial statements have been prepared in accordance with generally accepted accounting principles of the country-regionplaceUnited States of America.

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

     Stem Cell Florida was incorporated in Nevada on December 2, 2004. Following the reverse acquisition, the Company assumed and is continuing the operations of Stem Cell Florida. The Company's executive management team are: Calvin C. Cao, Chairman and Chief Executive Officer (subsequent to year end, submitted his resignation), David Stark, President, Andrew J. Norstrud, Chief Financial Officer, and Lixian Jiang, Chief Operating Officer and Patent Trademark Counsel.

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

     We initially devoted most of our efforts toward organization and fund raising for planned clinics and patient operations and limited revenues have been generated from any such operations. The Company has experienced recurring losses from operations since its inception and at March 31, 2008, we had a working capital deficit of $820,951 and an accumulated deficit from operations of $1,969,717. As noted in the independent audit report for the audited Stem Cell Therapy International, Inc. financial statements for the period from inception to March 31, 2008, these factors raise doubt about the ability of the Company to continue as a going concern. Realization of the Company's business plan is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. This is because we have not generated substantial revenues since inception. Our only other source for cash at this time is through investments or loans from management. We must raise cash to implement our project and stay in business.

     On March 10, 2008, the Company entered into a Reorganization and Stock Purchase Agreement and its amendments (the "Agreement") with Histostem Co.,
Ltd., a Korean company ("Histostem"). Pursuant to the Agreement (as subsequently amended), the Company will acquire 90% of the issued and outstanding stock of Histostem, and Histostem's shareholders will acquire a controlling interest in the Company. The original definitive agreement called for closing of the acquisition by April 30, 2008. Subsequent to Closing, the Company will be held approximately 60% by Histostem and 40% by the existing shareholders of the Company. Upon completion of the acquisition, the Company will be renamed AmStem International Corp., increase the authorized number of shares to 500,000,000 and seek a new symbol on the over-the-counter bulletin board.

     On April 22, 2008, the Company amended the Agreement to state that Histostem shall have received funding at the date of the actual closing at a minimum of 2 million dollars towards the initial round of funding of at least 10 million dollars. Subsequent to that amendment, the actual closing deadline of April 30, 2008 was no longer in effect.

     On June 19, 2008, the Company entered into a second Amendment to the Reorganization and Stock Purchase Agreement. In accordance with the terms of this second Amendment, the Company and Histostem issued and delivered shares reflecting the acquisition of Histostem into Escrow by the Company pending resolution of outstanding litigation between Histostem Korea and Histostem, Inc. (a United States corporation unrelated to Histostem) ("Histostem USA"). This essentially effectuates an immediate closing of the Histostem acquisition. In the Amendment the parties also agreed to complete a one for three reverse stock split of the Company's common stock. That reverse stock split will be completed after filing, mailing and completion of a 14C Information Statement to the Company's shareholders and appropriate notice and filings with the NASD.

CRITICAL ACCOUNTING POLICIES

     The accounting policies of the Company are in accordance with generally accepted accounting principles of the country-regionplaceUnited States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

     The preparation of financial statements in conformity with accounting principles generally accepted in the country-regionplaceUnited States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


RESULTS OF OPERATIONS

As of March 31, 2008 and for the years March 31, 2008 and 2007

     We had revenue of $132,960 during the year ended March 31, 2008 as compared to $345,510 of revenue for the comparable period in 2007. Revenues during 2008 reflected the treatment of four patients and nine patients were treated during the same period ended 2007.

     Our cost of goods sold for the stem cell biological material delivered during the year ended March 31, 2008 was $52,268 as compared to $289,993 for the same period ended 2007. The decrease in cost of goods sold is due to the decreased number of treatments and during the year ended March 31, 2007, a $116,000 charge for an additional payment made to ICT for not meeting the contractual minimum purchase requirement, which, due to ICT's failure to be able to deliver the product, has caused the minimum purchase requirement to be terminated.

     Gross margin for the year ended March 31, 2008 was $80,692 as compared to $55,517 for the year ended March 31, 2007. Gross margin as a percentage of revenue for the year ended March 31, 2008 was 61% as compared to 16% for the year ended March 31, 2007. The increased gross margin is primarily due to using alternative vendors for treatment supplies and the Company did not enter into any agreements with a minimum purchase requirement.

     Selling, general and administrative expenses increased $944,548 or 132% to $1,658,775 for the year ended March 31, 2008 as compared to $714,227 for the year ended March 31, 2007. Selling, general and administrative expenses for the year ended March 31, 2008 primarily consists of the following items:

- Payroll expense was $227,296 for the year ended March 31, 2008, which is an increase of $51,091 over the year ended March 31, 2007. This increase was due to the Board of Directors approval of salary increases for the two executives and the addition of a Chief Financial Officer.

- Professional fees-legal and accounting amounted to $496,594 for fiscal year 2008 as compared to $92,244 for fiscal year 2007. The increase in legal and accounting was due to the Company performing due diligence for potential merger candidates and the addition of another legal firm to assist the Company during the year ended March 31, 2008.

- Professional fees-consulting amounted to $701,456 for the year ended March 31, 2008 as compared to $357,282 for 2007.

     During the year ended March 31, 2008, the Company issued 3,000,000 shares of common stock valued at $390,000 for investor relations; this contract was terminated in February The Company is currently involved in a legal dispute over the payment and performance of the consulting agreement. The Company contends that the contract never became effective, and therefore the consultant was not entitled to receive compensation. The consultant contends that the Company and its representatives induced them to begin performance of the services early, based on certain promises. The Company currently holds the stock certificates and intends to vigorously defend its position however, the outcome of the proceedings cannot be determined.

     Our net loss for the year ended March 31, 2008 was $1,579,717 as compared to $657,046 during the same period in 2007. The loss primarily reflects increases in payroll expenses, professional fees and stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended March 31, 2008 and the period since December 2, 2004 (date of inception) through March 31, 2008, the Company has had a net loss of $1,579,717and $2,769,165, respectively and cash used by operations of $168,708 and $455,330, respectively, and negative working capital of $430,576 at March 31, 2008.

     As of March 31, 2008, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin significant operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from shareholder advances and some relatively minor sales of equity securities (as set forth below). The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

     Effective June 27, 2007, the Company entered into an agreement with Newbridge Securities, Corp. ("Newbridge") to assist the Company on a "best efforts" basis in raising approximately $250,000 in a private offering of up to 2 million shares of restricted common stock at a price of $.125 per share.

     On March 10, 2008, the Company entered into a Reorganization and Stock Purchase Agreement and its amendments (the "Agreement") with Histostem Co.,
Ltd., a Korean company ("Histostem"). Pursuant to the Agreement (as subsequently amended), the Company will acquire 90% of the issued and outstanding stock of Histostem, and Histostem's shareholders will acquire a controlling interest in the Company. The original definitive agreement called for closing of the acquisition by April 30, 2008. Subsequent to Closing, the Company will be held approximately 60% by Histostem and 40% by the existing shareholders of the Company. Upon completion of the acquisition, the Company will be renamed AmStem International Corp., increase the authorized number of shares to 500,000,000 and seek a new symbol on the over-the-counter bulletin board.

     On April 22, 2008, the Company amended the Agreement to state that Histostem shall have received funding at the date of the actual closing at a minimum of 2 million dollars towards the initial round of funding of at least 10 million dollars. Subsequent to that amendment, the actual closing deadline of April 30, 2008 was no longer in effect.

     On June 19, 2008, the Company entered into a second Amendment to the Reorganization and Stock Purchase Agreement. In accordance with the terms of this second Amendment, the Company and Histostem issued and delivered shares reflecting the acquisition of Histostem into Escrow by the Company pending resolution of outstanding litigation between Histostem Korea and Histostem, Inc. (a United States corporation unrelated to Histostem) ("Histostem USA"). This essentially effectuates an immediate closing of the Histostem acquisition. In the Amendment the parties also agreed to complete a one for three reverse stock split of the Company's common stock. That reverse stock split will be completed after filing, mailing and completion of a 14C Information Statement to the Company's shareholders and appropriate notice and filings with the NASD.

          In April 2008, the Company entered into a consulting agreement with Mirador Consulting, Inc. to provide management consulting services for three months. The Company has agreed to issued 200,000 shares of common stock valued at $25,000.

     In April 2008, the Company entered into a consulting agreement with Hunden Consulting Group to provide investor relations services for one year. Fees shall be paid to the consultant only if the consultant introduces the Company, in writing, to a third party investor or merger candidate, then the fees shall equal 10% of the total investment or loan to the Company and if a merger transaction occurs between the Company and a party introduced by the Consultant, the Consultant would be entitled to receive a 5% commission.

     On May 28, 2008, the Company entered into a consulting agreement with Shea Financial, LLC to provide fund raising services for a term of three months in exchange for the right to purchase 500,000 shares of common stock at $0.05 per share upon a funding commitment to the Company of at least $10 million from consultant funding and $2,500,000 at the closing. To date, the Company has not received any funding under this agreement.

     On June 5, 2008, the Company entered into an agreement with Ventana Group to extend a Credit Facility of up to $2,500,000 in bridge financing. The loan will mature the sooner of 180 days from the date of funding with interest accruing at a rate of 1.25% and principal and interest due at maturity. Ventana has the option to convert all or any portion of the loan to equity, with the conversion terms to be determined at a later date. The Company has agreed to pay Ventana a 5% loan fee based on the amount of the draw down on the credit facility and to issue a warrant to purchase shares of common stock equal to 25% of the loan commitment ($2,500,000). The number of warrants and strike price shall be determined using the 45 day average trading price per share of the stock at the time of execution, less a 10% discount. The warrant will be exercisable for 3 years from the date of issuance. As of the date of this filing, no funding has been received, nor can there be any assurance regarding the closing of this funding.

     On June 12, 2008, the Company sold 388,889 shares of common stock along with an option to purchase an additional 722,222 shares of common stock at $0.09 per share to an accredited investor for an aggregate price of $35,000.

     Subsequent to year end, the Company borrowed money from related parties totaling $45,000. The notes are due on demand and bear interest at 7% per year.

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

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In  December  2007,  the FASB issued SFAS No. 160.  "Noncontrolling Interests in
Consolidated Financial Statements-and Amendment of ARB No. 51." SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not currently expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standard No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company's financial position.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

ITEM 7. FINANCIAL STATEMENTS

TABLE OF CONTENTS:

     Report  of  Independent Registered Certified Public Accounting
     Firm-Aidman, Piser  &  Company  P.A.                                    F-2
     Consolidated Balance Sheets as of March 31, 2008 and 2007 F-3 Consolidated Statements of Operations for the years ended
     March 31, 2008 and  2007 and  for  the  period  from  December
     2,  2004 (Date of Inception) through March  31,  2008                   F-4

     Consolidated Statement of Changes in Stockholders' (Deficit) for
     the period from  December  2,  2004 (Date  of  Inception)  through
     March  31,  2008                                                        F-5

     Consolidated  Statements  of  Cash Flows for the years ended March
     31, 2008 and  2007 and  for  the  period from December 2, 2004
     (Date of Inception) through  March  31,  2008                           F-8

     Notes  to  Consolidated  Financial  Statements                          F-9

       REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Stem Cell Therapy International, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Stem Cell Therapy International, Inc and Subsidiary as of March 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended, and for the period from December 2, 2004 (date of inception) through March 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stem Cell Therapy International, Inc. and Subsidiary as of March 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended and for the period from December 2, 2004 (date of inception) through March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Stem Cell Therapy International, Inc. and Subsidiary will continue as a
going  concern.   As  discussed  in  Note  2  to  the  consolidated  financial statements, the Company incurred significant losses and used cash in operating activities during the year ended March 31, 2008, and had a deficit in working capital at March 31, 2008. These factors, among others as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Aidman, Piser & Company, P.A.
Tampa, Florida
July 14, 2008

              Stem Cell Therapy International, Inc. and Subsidiary
                        (a development stage enterprise)
                          CONSOLIDATED BALANCE SHEETS

                                                            March 31,
                                                    --------------------------
                                                           2008          2007
                                                    ------------  ------------
ASSETS
Current assets:
     Cash                                           $     2,387   $    27,905
     Inventory                                                -         5,988
     Prepaid expenses                                   358,738        47,317
                                                    ------------  ------------
Total current assets                                    361,125        81,210

Certificate of deposit, restricted                            -         3,919
Deposits                                                  2,169         2,169
Prepaid expenses                                         10,792        51,209
                                                    ------------  ------------

          Total assets                              $   374,086   $   138,507
                                                    ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                               $   126,670   $    62,875
     Accrued expenses                                    99,000        75,000
     Accrued payroll and payroll related expenses       358,831       170,557
     Deferred revenue                                         -        50,000
     Stockholder advances                                     -        48,753
     Due to related party                               207,200       225,200
                                                    ------------  ------------
Total current liabilities                               791,701       632,385

Commitments and contingencies (Note 8)                        -             -

Stockholders' deficit:
     Preferred stock; $.001 par value; 10,000,000
         shares authorized and 500,000 issued
         and outstanding                                    500           500
     Common stock; $.001 par value; 100,000,000
         shares authorized and 40,920,369 and
         34,495,369issued and outstanding,
         respectively                                    40,920        34,495
     Additional paid-in capital                       2,310,130       660,575
     Deficit accumulated during development stage    (2,769,165)   (1,189,448)
                                                    ------------  ------------
Total stockholders' deficit                            (417,615)     (493,878)
                                                    ------------  ------------

          Total liabilities and stockholders'
             deficit                                $   374,086   $   138,507
                                                    ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

              Stem Cell Therapy International, Inc. and Subsidiary
                        (a development stage enterprise)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Period from
                                                         December 2, 2004
                                  Years Ended           (Date of Inception)
                                   March 31,             through March 31,
                           ------------  ------------  --------------------
                               2008          2007              2008
                           ------------  ------------  --------------------

Revenue                    $   132,960   $   345,510   $           559,404
Cost of goods sold:
  General                       52,268       173,993               278,361
  Loss on firm purchase
    commitment                       -       116,000               116,000
                           ------------  ------------  --------------------
Gross margin                    80,692        55,517               165,043


Operating expenses:
     Selling, general
        & administrative
        expenses             1,658,775       714,227             2,936,354

Loss from operations        (1,578,083)     (658,710)           (2,771,311)

     Interest income, net       (1,634)        1,664                 2,146
                           ------------  ------------  --------------------
Net loss before taxes       (1,579,717)     (657,046)           (2,769,165)
Income tax expense                   -             -                     -
                           ------------  ------------  --------------------

Net loss                    (1,579,717)     (657,046)           (2,769,165)
Less dividends on
  preferred stock                    -             -               (10,000)
                           ------------  ------------  --------------------

Loss attributable to
  common shareholders      $(1,579,717)  $  (657,046)  $        (2,779,165)
                           ============  ============  ====================

Net loss per share,
  basic & diluted          $      (.04)  $      (.02)  $              (.09)
                           ============  ============  ====================

Weighted average
  number of common
  shares, basic & diluted   36,950,506    34,310,534            31,182,100
                           ============  ============  ====================


   The accompanying notes are an integral part of the consolidated financial statements.


                                  STEM CELL THERAPY INTERNATIONAL, INC. AND SUBSIDIARY
                                       (A DEVELOPMENT STAGE CITYPLACEENTERPRISE)
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                    FOR THE PERIOD FROM DECEMBER 2, 2004 (DATE OF INCEPTION) THROUGH MARCH 31, 2008

                                                                                       DEFICIT
                                                                                       ACCUMULATED
                                Common Stock           Preferred Stock   ADDITIONAL    DURING
                                ---------------------  ----------------  PAID-IN       DEVELOPMENT
                                SHARES       AMOUNT    SHARES   AMOUNT   CAPITAL       STAGE          TOTAL
                                -----------  --------  -------  -------  ------------  -------------  ---------
Issuance of common
  stock for cash
  (December 2004)               11,600,000   $11,600         -  $     -  $         -   $          -   $ 11,600
Exercise of stock options
  for services (December 2004)     500,000       500         -        -            -              -        500
Issuance of common
  stock and options for
  acquisition deposit
  (December 2004)                5,000,000     5,000         -        -        2,749              -      7,749
Stock options issued
  for services                           -         -         -        -          906              -        906
Issuance of common
  stock for services
  (January 2005)                 2,170,000     2,170         -        -            -              -      2,170
Issuance of common
  stock for cash
  (January 2005)                   200,000       200         -        -            -              -        200
Issuance of common
  stock for cash
  (February 2005)                1,100,000     1,100         -        -            -              -      1,100
Issuance of common
  stock for cash
  (March 2005)                     650,000       650         -        -            -              -        650
Net loss for the period                  -         -         -        -            -        (26,241)   (26,241)
                                -----------  --------  -------  -------  ------------  -------------  ---------
Balance, March 31, 2005         21,220,000    21,220         -        -        3,655        (26,241)    (1,366)

Cancellation of common
  stock issued and options
  awarded for services
  (May 2005)                    (5,600,000)   (5,600)        -        -       (2,749)             -     (8,349)
Issuance of common
  stock for services
  (September 2005)                 379,000       379         -        -            -              -        379
Issuance of common
  stock for intangible asset     5,000,000     5,000         -        -            -              -      5,000
Reverse acquisition,
  September 1, 2005              6,310,678     6,311         -        -         (906)             -      5,405
Issuance of common
  stock for a reduction in
  stockholder advances
  (September 2005)               3,000,000     3,000         -        -            -              -      3,000
Issuance of common
  stock for services
  (September 2005)               3,030,000     3,030         -        -            -              -      3,030
Issuance of preferred
  stock for cash
  (September 2005)                       -         -   500,000      500       34,500              -     35,000
Dividend on preferred stock              -         -         -        -      (10,000)             -    (10,000)
Issuance of common
  stock for services
  (September 2005)                   6,400         6         -        -       11,994              -     12,000
Issuance of common
  stock for services
  (October 2005)                    11,882        12         -        -       11,988              -     12,000
Issuance of common
  stock for services
  (October 2005)                    20,000        20         -        -       20,980              -     21,000
Issuance of common
  stock for services
  (October 2005)                    10,000        10         -        -       17,490              -     17,500
Issuance of common
  stock for services
  (October 2005)                    10,000        10         -        -       14,490              -     14,500
Issuance of common
  stock for services
  (November 2005)                   13,953        14         -        -       11,986              -     12,000
Issuance of common
  stock for services
  (December 2005)                   30,000        30         -        -       29,070              -     29,100
Issuance of common
  stock for services
  (December 2005)                   12,000        12         -        -       11,988              -     12,000
Issuance of common
  stock for services
  (January 2006)                    10,000        10         -        -        7,555              -      7,565


                              STEM CELL THERAPY INTERNATIONAL, INC.
                                 (A DEVELOPMENT STAGE ENTERPRISE)
                    STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)
         FOR THE PERIOD FROM DECEMBER 2, 2004 (DATE OF INCEPTION) THROUGH MARCH 31, 2008


                                                                           DEFICIT
                                                                           ACCUMULATED
                          Common Stock        Preferred Stock  ADDITIONAL  DURING
                          ------------------  ---------------  PAID-IN     DEVELOPMENT
                          SHARES      AMOUNT  SHARES   AMOUNT  CAPITAL     STAGE         TOTAL
                          ----------  ------  -------  ------  ----------  ------------  ---------
Issuance of common
  stock for services
  (January 2006)              10,000      10        -       -       7,555            -      7,565
Issuance of common
  stock for services
  (January 2006)              14,118      14        -       -      11,986            -     12,000
Issuance of common
  stock for services
  (January 2006)              20,000      20        -       -      16,980            -     17,000
Issuance of common
  stock for services
  (February 2006)             14,118      14        -       -      11,986            -     12,000
Issuance of common
  stock for services
  (February 2006)             24,000      24        -       -      20,376            -     20,400
Issuance of common
  stock for services
  (February 2006)             48,000      48        -       -      40,752            -     40,800
Issuance of common
  stock for services
  (February 2006)             48,000      48        -       -      40,752            -     40,800
Issuance of common
  stock for services
  (March 2006)                30,361      30        -       -      11,970            -     12,000

Net loss for the year
  ended March 31, 2006             -       -        -       -           -     (506,161)  (506,161)
                          ----------  ------  -------  ------  ----------  ------------  ---------

Balance, March 31, 2006   33,672,510  33,672  500,000     500     324,398     (532,402)  (173,832)

Issuance of common
  stock for services
  (April 2006)                25,276      26        -       -      21,974            -     22,000
Issuance of common
  stock for services
  (May 2006)                  16,484      16        -       -     11,.984            -     12,000
Issuance of common
  stock for services
  (June 2006)                422,599     423        -       -     167,577            -    168,000
Issuance of common
  stock for services
  (July 2006)                330,265     330        -       -     122,670            -    123,000
Issuance of common
  stock for services
  (August 2006)               28,235      28        -       -      11,972            -     12,000

Net loss for the year
  ended March 31, 2007             -       -        -       -           -     (657,046)  (657,046)
                          ----------  ------  -------  ------  ----------  ------------  ---------

Balance, March 31, 2007   34,495,369  34,495  500,000     500     660,575   (1,189,448)  (493,878)

   The accompanying notes are an integral part of the consolidated financial statements.


                                   STEM CELL THERAPY INTERNATIONAL, INC.
                                      (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)
              FOR THE PERIOD FROM DECEMBER 2, 2004 (DATE OF INCEPTION) THROUGH MARCH 31, 2008

                                                                                   DEFICIT
                                                                                   ACCUMULATED
                              Common Stock         Preferred Stock   ADDITIONAL    DURING
                              -------------------  ----------------  PAID-IN       DEVELOPMENT
                              SHARES      AMOUNT   SHARES   AMOUNT   CAPITAL       STAGE         TOTAL
                              ----------  -------  -------  -------  ------------  ------------  -----------
Issuance of common
  stock for services
  (May 2007)                     250,000      250        -        -       44,750             -       45,000
Issuance of common
  stock for services
  (June 2007)                    300,000      300        -        -      116,700             -      117,000
Issuance of common
  stock for cash, net of
  offering costs (July 2007)   2,000,000    2,000        -        -      204,024             -      206,024
Issuance of warrants
  for consulting services
  (September 2007)                     -        -        -        -       23,750             -       23,750
Exercise of warrants
  (September 2007)               125,000      125        -        -         (125)            -            -
Share-based compens-
  ation to employees                   -        -        -        -      505,716             -      505,716
Issuance of warrants
  for consulting services
  (October 2007)                       -        -        -        -      419,864             -      419,864
Issuance of warrants
  for consulting services
  (December 2007)                      -        -        -        -       10,000             -       10,000
Exercise of warrants
  (December 2007)                125,000      125        -        -         (125)            -            -
Exercise of options
  (January 2008)               2,000,000    2,000        -        -            -             -        2,000
Issuance of common
  stock for services
  (February 2008)                500,000      500        -        -       62,000             -       62,500
Issuance of common
  stock for services
  (March 2008)                   750,000      750        -        -      176,750             -      177,500
Share-based compens-
  ation to employees
  (March 2008)                   250,000      250                         54,750             -       55,000
Issuance of warrants
  for consulting services
  (March 2008)                         -        -        -        -       28,700             -       28,700
Exercise of warrants
  (March 2008)                   125,000      125        -        -         (125)            -            -
Share-based compens-
  ation to employees
  (March 2008)                         -        -        -        -        2,926             -        2,926

Net loss for the year
  ended March 31, 2008                 -        -        -        -            -    (1,579,717)  (1,579,717)
                              ----------  -------  -------  -------  ------------  ------------  -----------

Balance, March 31, 2008       40,920,369  $40,920  500,000  $   500  $ 2,310,130   ($2,769,165)   ($417,615)
                              ==========  =======  =======  =======  ============  ============  ===========


   The accompanying notes are an integral part of the consolidated financial statements

              Stem Cell Therapy International, Inc. and Subsidiary
                        (a development stage enterprise)
                     Consolidated Statements of Cash Flows

                                                                Period from
                                                              December 2, 2004
                                         Years Ended         (Date of Inception)
                                          March 31,           through March 31,
                                       2008        2007             2008
                                  ------------  ----------  --------------------
OPERATING ACTIVITIES:
  Net loss                        $(1,579,717)  $(657,046)  $        (2,769,165)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
    Share-based compensation to
      non-employees                   601,366     325,539             1,164,178
    Share-based compensation to
      employees                       563,642           -               563,642
    Investment income reinvested            -      (2,943)               (2,943)
    Amortization                            -         375                   668
    Write off of intangible asset           -       4,333                 4,333
    (Increase) decrease in:
      Inventory                         5,988      (5,988)                    -
      Prepaid expenses                 11,943      (8,117)                 (375)
      Deposits                              -        (580)               (2,169)
    Increase in:
      Accounts payable                 65,795      34,505               128,670
      Accrued payroll                 188,275     135,557               358,831
      Accrued expenses                 24,000           -                99,000
      Deferred revenue                (50,000)     50,000                     -
                                  ------------  ----------  --------------------
  Net cash used by operating
    activities                       (168,708)   (124,365)             (455,330)
                                  ------------  ----------  --------------------

INVESTING ACTIVITIES:
  Proceeds from certificate of
    deposit, restricted                 3,919     119,024                 2,943
                                  ------------  ----------  --------------------
  Net cash provided (used) by
    investing activities                3,919     119,024                 2,943
                                  ------------  ----------  --------------------

FINANCING ACTIVITIES:
  Proceeds from advances from
    stockholder                             -         376                52,528
  Repayment of stockholder
    advances                          (48,753)          -               (49,528)
  (Repayment) advances from
    related party, net                (18,000)        228               207,200
  Payment of stock offering costs     (43,976)          -               (43,976)
  Proceeds from sale of stock         250,000           -               288,550
                                  ------------  ----------  --------------------
  Net cash provided by financing
    activities                        139,271         604               454,774
                                  ------------  ----------  --------------------

NET (DECREASE) INCREASE IN CASH       (25,518)     (4,737)                2,387
Cash at beginning of period            27,905      32,642                     -
                                  ------------  ----------  --------------------
Cash at end of period             $     2,387   $  27,905   $             2,387
                                  ============  ==========  ====================


Supplemental disclosure of cash flow information and non-cash financing activities:

Cash paid for interest            $     1,645   $   1,554   $             3,308
                                  ============  ==========  ====================
Common stock issued for a
  reduction in advance from
  stockholder                     $         -   $       -   $             3,000
                                  ============  ==========  ====================
Common stock issued for a
  reduction in accounts payable   $     2,000   $       -   $             2,000
                                  ============  ==========  ====================
Common stock issued for
  purchase of intangible asset    $         -   $       -   $             5,000
                                  ============  ==========  ====================

   The accompanying notes are an integral part of the consolidated financial statements.

                     Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                  For the Years Ended March 31, 2008 and 2007
          and for the period from December 2, 2004 (Date of Inception)
                             through March 31, 2008

1.     BACKGROUND INFORMATION, BASIS OF PRESENTATION AND BUSINESS REORGANIZATION

     Company  background:

Stem Cell Therapy International, Inc. (the "Company"), was originally incorporated in the state of Nevada on December 28, 1992 as Arklow Associates, Inc. The Company's operating business is Stem Cell Therapy International Corp. ("Stem Cell Florida") a wholly owned subsidiary, which is a development stage enterprise, and was incorporated in the state of Nevada on December 2, 2004. To date, the Company's activities have been limited to raising capital, organizational matters and the structuring of its business plan. The corporate headquarters is located in Tampa, Florida.

To date, the Company has been engaged in the licensing of stem cell technology, the sale of stem cell products, and information, education, and referral services relating to potential stem cell therapy patients. The Company purchases allo stem cell biological solutions that are currently being used in the treatment of patients suffering from degenerative disorders of the human body such as Alzheimer's, Parkinson's Disease, ALS, leukemia, muscular dystrophy, multiple sclerosis, arthritis, spinal cord injuries, brain injury, stroke, heart disease, liver and retinal disease, diabetes as well as certain types of cancer.

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

2.     LIQUIDITY  AND  MANAGEMENT'S  PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the year ended March 31, 2008 and the period since December 2, 2004 (date of inception) through March 31, 2008, the Company has had net losses of $1,579,717 and $2,769,165, respectively, and cash used in operations of $168,708 and $455,330, respectively, and has negative working capital of $430,576 at March 31, 2008. As of March 31, 2008, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability to generate additional financing and ultimately increase operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the use of equity securities to pay for services and related party advances. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities and loans from the Company's Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

                     Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                  For the Years Ended March 31, 2008 and 2007
          and for the period from December 2, 2004 (Date of Inception)
                             through March 31, 2008

2.     LIQUIDITY AND MANAGEMENT'S PLANS (CONTINUED)

     On March 10, 2008, the Company entered into a Reorganization and Stock Purchase Agreement (the "Agreement") with Histostem Co., Ltd., a Korean company ("Histostem"). Pursuant to the Agreement (as subsequently amended), the Company will acquire 90% of the issued and outstanding stock of Histostem from Histostem's shareholders, and Histostem's shareholders will acquire a controlling interest in the Company. The original definitive agreement called for closing of the acquisition by April 30, 2008. Subsequent to closing, the Company will be held approximately 60% by Histostem and 40% by the existing shareholders of the Company. Upon completion of the acquisition, the Company will be renamed AmStem International Corp., increase the number of authorized shares of common stock and will seek a new symbol on the over-the-counter bulletin board.

     On April 22, 2008, the Company amended the Agreement to state that Histostem shall have received funding at the date of the actual closing at a minimum of 2 million dollars towards the initial found of funding of at least 10 million dollars. Subsequent to that amendment, the actual closing deadline of April 30, 2008 was no longer in effect.


     On June 19, 2008, the Company entered into a second Amendment to the Reorganization and Stock Purchase Agreement. In accordance with the terms of this second Amendment, the Company and Histostem issued and delivered shares reflecting the acquisition of Histostem into Escrow by the Company pending resolution of outstanding litigation between Histostem Korea and Histostem, Inc. (a United States corporation unrelated to Histostem) ("Histostem USA"). This essentially effectuates an immediate closing of the Histostem acquisition. In the Amendment the parties also agreed to complete a one for three reverse stock split of the Company's common stock. That reverse stock split will be completed after filing, mailing and completion of a 14C Information Statement to the Company's shareholders and appropriate notice and filings with the NASD.

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

Revenue  recognition:

Revenue is derived from the sale of stem cell products, and providing informational and referral services. Revenue related to these licenses, sales and services is recognized upon delivering the license or product, or rendering the services, respectively. Any payments received prior to delivery of the products or services are included in deferred revenue and recognized once the products are delivered or the services are performed.

                     Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                  For the Years Ended March 31, 2008 and 2007
          and for the period from December 2, 2004 (Date of Inception)
                             through March 31, 2008

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

Loss  per  common  share:

Basic and diluted loss per share are computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents are not considered in the calculation of diluted earnings per share for the periods presented if their effect would be anti-dilutive. The Company had no common stock equivalents outstanding at March 31, 2008 or 2007.

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

Recently issued accounting pronouncements:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 on April 1, 2008 is not expected to have a material impact on the Company's financial position, results of operations or cash flows. In February 2008, the FASB issued a staff position that delays the effective date of SFAS 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually.

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

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

                     Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                  For the Years Ended March 31, 2008 and 2007
          and for the period from December 2, 2004 (Date of Inception)
                             through March 31, 2008

3.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

In  December  2007,  the FASB issued SFAS No. 160.  "Noncontrolling Interests in
Consolidated Financial Statements-and Amendment of ARB No. 51." SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not currently expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standard No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 will not have a material impact on the Company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

4.     RELATED  PARTY  TRANSACTIONS

Stockholder advances consisted of advances from an officer and significant stockholder of the Company to assist the Company in meeting its financial obligations. These advances were non-interest bearing, unsecured and due on demand. The stockholder advances were repaid during the year ended March 31, 2008.

Due to related party of $207,200, represents advances from the majority stockholder to assist the Company with its financial obligations. These advances were non-interest bearing, unsecured and due on demand.

The above amounts are not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with independent parties.

5.     STOCKHOLDERS'  DEFICIT

     Capitalization:

The Company has 100,000,000 shares of common stock authorized. In addition, there are 10,000,000 authorized shares of participating convertible preferred stock, $.001 par value, the issuance of which is subject to approval by the Board of Directors. The Board of Directors has the authority to declare dividends. The voting rights of the convertible preferred stockholders are equivalent to that of the common stockholders. Each share of convertible preferred stock can be converted at any time by the holder into one share of common stock. As of March 31, 2008, the Company had 500,000 shares of convertible preferred stock issued and outstanding. Upon issuance of the preferred stock, management determined that the convertible preferred stock contained a beneficial conversion feature calculated as of the date of commitment, September 15, 2005, based on the fair value of the closing price of the common stock, $0.07 per share, and an exercise price of $0.05 per share, calculated as $25,000 paid for the preferred stock divided by the 500,000 shares of convertible preferred stock received. Each share of the preferred stock is convertible into one share of common stock with no additional investment. The beneficial conversion was recorded as a dividend, as the preferred stock can be converted at any time after the issue date.

                     Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                  For the Years Ended March 31, 2008 and 2007
          and for the period from December 2, 2004 (Date of Inception)
                             through March 31, 2008

5.     STOCKHOLDERS' DEFICIT (CONTINUED)

Stock  options  and  warrants:

During the year ended March 31, 2008, the Company issued 3,650,000 stock options to employees and 2,775,000 common stock warrants to consultants. The options and warrants entitle the holders to purchase 6,425,000 shares of the Company's common stock, at any time, at an exercise price of between $0.001 -- $0.25 per share and begin expiring in 2012.
The fair value of each option was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the weekly trading of two similar Company's underlying common stock (as the Company does not have an adequate trading history for an accurate calculation) and other factors. Expected term is based upon the use of the simplified method.

     Expected volatility                   102.9% - 169.7%
     Expected dividends                    0
     Expected term                         2.75 years - 10 years
     Risk-free interest rate               1.99% - 4.59%

The value of the options granted totaled $508,642 and has been included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations for the year ended March 31, 2008.

                                                          WEIGHTED   WEIGHTED
                                                          AVERAGE    AVERAGE
                                          EXERCISE        EXERCISE   GRANT DATE
                               SHARES     PRICES          PRICE      FAIR VALUE
                               ---------  --------------  ---------  -----------

OPTIONSOUTSTANDING
-----------------------------
AND EXERCISABLE
-----------------------------

Outstanding at March 31, 2007         --              --         --           --

Options granted                3,650,000  $0.19 --  0.25  $    0.20  $       .18

Options exercised                     --              --         --           --

Options cancelled or expired          --              --         --           --
                               ---------


Outstanding at March 31, 2008  3,650,000  $0.19 --  0.25  $    0.20
                               ---------

Exercisable at March 31, 2008  2,900,000  $0.19 --  0.25
                               ---------

The following table summarizes information about options outstanding and exercisable as of March 31, 2008:

               Outstanding Options              Exercisable Options
               -------------------------------  -------------------------------
                          WEIGHTED              WEIGHTED
RANGE OF       NUMBER     AVERAGE     WEIGHTED  AVERAGE     NUMBER     WEIGHTED
EXERCISE       OUTST-     REMAINING   AVERAGE   REMAINING   EXERCIS-   AVERAGE
PRICE          ANDING     LIFE        PRICE     LIFE        ABLE       PRICE
-------------  ---------  ----------  --------  ----------  ---------  --------
$0.19 - $0.25  3,650,000  8.37 Years  $   0.20  9.45 Years  2,900,000  $   0.19

There was no aggregate intrinsic value of options outstanding at March 31, 2008, based on the Company's closing stock price of $0.17. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

                     Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                  For the Years Ended March 31, 2008 and 2007
          and for the period from December 2, 2004 (Date of Inception)
                             through March 31, 2008

5.     STOCKHOLDERS'  DEFICIT  (CONTINUED)

The fair value of each warrant was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the weekly trading of two similar Company's underlying common stock (as the Company does not have an adequate trading history for an accurate calculation) and other factors.

     Expected volatility                    88% - 163.2%
     Expected dividends                    0
     Expected term                         1 - 10 years
     Risk-free interest rate               1.99% - 4.71%

The value of the warrants granted totaled $603,445, of which $487,501 has been included in operating expenses in the accompanying condensed consolidated statement of operations for the year ended March 31, 2008 and $115,944, is included in prepaid expenses in the accompanying March 31, 2008 condensed consolidated balance sheet.

                                                                       WEIGHTED
                                                                       AVERAGE
                                                            WEIGHTED   GRANT
                                                            AVERAGE    DATE
                                            EXERCISE        EXERCISE   FAIR
                               SHARES       PRICES          PRICE      VALUE
                               -----------  --------------  ---------  ---------

OUTSTANDING AND EXERCISABLE
-----------------------------

Outstanding at March 31, 2007          --               --         --         --

Warrants granted                2,775,000   $0.001 - $0.15  $    0.02  $    0.22

Warrants exercised             (2,375,000)  $        0.001  $   0.001         --

Warrants cancelled or expired          --               --         --         --
                               -----------

Outstanding at March 31, 2008     400,000   $         0.15  $    0.15
                               -----------

Exercisable at March 31, 2008     400,000   $         0.15  $    0.15
                               -----------

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2008:

           Outstanding Warrants            Exercisable Warrants
           ------------------------------  -------------------------------
                    WEIGHTED               WEIGHTED
RANGE OF   NUMBER   AVERAGE     WEIGHTED   AVERAGE     NUMBER    WEIGHTED
EXERCISE   OUTSTA-  REMAINING   AVERAGE    REMAINING   EXERCIS-  AVERAGE
PRICE      NDING    LIFE        PRICE      LIFE        ABLE      PRICE
---------  -------  ----------  ---------  ----------  --------  ---------
0.15       400,000  9.51 Years  $    0.15  9.51 Years   400,000  $    0.15
---------  -------  ----------  ---------  ----------  --------  ---------

The aggregate intrinsic value of warrants outstanding at March 31, 2008, based on the Company's closing stock price of $0.17 was $8,000. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the warrants.

6.     EARNINGS PER SHARE

Earnings per common share are computed in accordance with SFAS No. 128, "Earnings per Share," which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options and warrants outstanding during the year. The basic and diluted weighted average number of shares was 36,950,506, 34,310,534 and 31,182,100 for the years ended March 31, 2008 and 2007 and the period from December 2, 2004 (Date of Inception) through March 31, 2008, respectively. Common stock equivalents for the years ended March 31, 2008 and 2007 and the period from December 2, 2004 (Date of Inception) through March 31, 2008 were anti-dilutive due to the net losses sustained by the Company during these periods.

                     Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                  For the Years Ended March 31, 2008 and 2007
          and for the period from December 2, 2004 (Date of Inception)
                             through March 31, 2008

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

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $1,750,000 at March 31, 2008. The loss carry forwards expire beginning in 2025. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses. Due to the limitation and the Company's historical losses, the Company has placed a full valuation allowance against that asset of approximately $959,300.

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

                                                                   Period from
                                                                December 2, 2004
                                          Years Ended               through
                                      ------------------------  -------------
                                       March 31,    March 31,     March 31,
                                      -----------  -----------  -------------
                                            2008         2007           2008
                                      -----------  -----------  -------------
Income tax benefit at statutory rate   ($537,100)   ($223,400)   ($  941,500)
Increase (decrease) in income
  tax due to:
  Nondeductible expenses                  82,000          600         82,700
  State income taxes, net                (57,300)     (23,900)      (100,500)
  Change in valuation allowance          512,400      246,700        959,300
                                      -----------  -----------  -------------
                                      $        -   $        -   $          -
                                      ===========  ===========  =============


There was no current or deferred provision or benefit for income taxes for the year ended March 31, 2008 and 2007 and for the period from December 2, 2004 (Date of Inception) through March 31, 2008. The components of deferred tax assets as of March 31, 2008 and 2007 are as follows:

                                   March 31, 2008    March 31, 2007
                                   ----------------  ----------------
Deferred tax (liability) asset:
  Accrued payroll                  $       144,200   $        64,200
  Options and warrants                     156,300                 0
  Net operating loss carryforward          658,800           382,700
                                   ----------------  ----------------
                                           959,300           446,900
  Valuation allowance                     (959,300)         (446,900)
                                   ----------------  ----------------
  Total deferred taxes             $             0   $             0
                                   ================  ================

8.     COMMITMENTS  AND  CONTINGENCIES


Consulting  agreements:

The Company has entered into several consulting agreements with other companies and individuals to provide consulting and advisory services to the Company. The agreements provide for terms ranging from one to three years. Additionally, the consulting agreements required the issuance of 4,789,000 shares of the Company's common stock valued at $544,409 on the date of the

                     Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                  For the Years Ended March 31, 2008 and 2007
          and for the period from December 2, 2004 (Date of Inception)
                             through March 31, 2008

8.     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

performance commitment. As of March 31, 2008, the Company had issued these shares of common stock and has included $48,208 in prepaid expenses for services not yet performed pursuant to the agreements.

The Company has entered into several consulting agreements with doctors to provide consulting and advisory services to the Company. The agreements provide for six months to one year service terms. In exchange for these services, the Company issued a total of 110,000 shares of common stock valued at $114,230 on the date of the performance commitment. As of March 31, 2008, the Company had issued these shares of common for services performed pursuant to the agreements.

The Company is currently involved in a legal dispute over the payment and performance of a consulting agreement. The Company contends that the contract never became effective, and therefore the consultant was not entitled to receive compensation. The consultant contends that the Company and its representatives induced them to begin performance of the services early, based on certain promises. The original contract calls for the consultant to be awarded the compensation of 3,000,000 shares of the Company's common stock valued at $390,000. The Company currently holds the stock certificates and intends to vigorously defend its position however, the outcome of the proceedings cannot be determined

Licensing  agreement:

Effective September 1, 2005, the Company entered into a ten year licensing agreement with the Institute of Cell Therapy, a company incorporated and organized under the laws of Kiev, Ukraine ("ICT"). Pursuant to the agreement, the Company issued ICT 5,000,000 shares of the Company's common stock recorded at the fair market value of the Company's common stock of $5,000. The agreement grants the Company a right and license in most parts of the world to utilize patents, processes and products owned or produced by ICT in connection with the operation of the Company's business. In exchange for the license, the Company agrees to exclusively purchase all biological solution of stem cell Allo Transplant materials from ICT. Such Allo Transplant materials shall be at a cost of $6,500 per patient per condition. The licensing agreement guarantees a minimum purchase of 60 portions per twelve month period. In the event that the Company is unable to purchase the minimum quantities, ICT will be entitled to draw upon the irrevocable letter of credit at the rate of $2,000 for every portion less than the minimum required purchase. The Company had provided ICT with a $120,000 irrevocable letter of credit in ICT's favor for the first three years of the agreement. In the event the Letter of Credit is drawn upon, the Company agreed to replenish the Letter of Credit to the extent of any such draws. As of September 2006, the Company had not met the first year's minimum purchase requirement and ICT withdrew $116,000 on the letter of credit, which has been included in the cost of goods sold in the accompanying Consolidated Statements of Operations for the year ended March 31, 2007 and the period from inception through March 31, 2008. However, ICT was unable to provide the product as requested and the Company was required to purchase the stem cell materials from alternative sources. Management believes that ICT's inability to provide the requested stem cell materials relieves the Company of its obligations to replenish the letter of credit and to fulfill the minimum purchase requirements. As such, the accompanying consolidated financial statements do not reflect any liability for the Company's failure to purchase the minimum amount of stem cell materials under the above mentioned license agreement and as of the date of this filing, ICT has not made any claims against the Company. The agreement with ICT was terminated during the year ended March 31, 2008.

Financing  agreement:

During the year ended March 31, 2007, the Company entered into an agreement to locate financing with a third party for three years. As consideration for these consulting services, the Company has agreed to issue 500,000 shares of restricted common stock and a 10% finder's fee for any funds brought into the Company. As of March 31, 2008, the Company has not entered into any funding agreements, and therefore the third party is not owed any consideration.

                     Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                  For the Years Ended March 31, 2008 and 2007
          and for the period from December 2, 2004 (Date of Inception)
                             through March 31, 2008

8.     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Consulting  Agreement:

Effective September 12, 2007, the Company entered into a consulting agreement with Newbridge for business and financial related advice and services through September 11, 2008. As compensation for these services, the Company has agreed to pay $4,000 per month and issue a total of 500,000 warrants. At March 31, 2008, 375,000 of the warrants valued as $62,450 have been issued, with the remaining 125,000 warrants are to be issued in June 2008. In the event
Newbridge assists with an offering or sale of the Company's securities, Newbridge will be entitled to receive a financing fee to be determined at the time of such financing. Also, should any transactions be consumated by the Company, in which Newbridge introduced the other party, during the six months following termination of the agreement, Newbridge will be entitled to receive a transaction fee based on the aggregate consideration received, computed as follows: 5% for the first million dollars; 4% for the second million dollars; 3% for the third million dollars; 2% for the fourth million dollars and 1% of the balance of the value of the transaction. In May 2008, the Company terminated this agreement in exchange 500,000 shares of the Company's common stock and $24,000 cash.

In February 2008, the Company entered into a consulting agreement with Elite International Partners, Inc. to provide consulting services relative to business licensing matters in foreign and domestic markets for a period of six months. In exchange for these services, the Company has issued the consultant 500,000 shares of restricted common stock valued at $62,500. As of March 31, 2008, the Company has expensed $10,417 to consulting expense with the balance of $52,083 included in prepaid expenses.

In March 2008, the Company entered into a consulting services agreement with First Capital Partners LLC to provide consulting services through June 2008 in exchange for 250,000 shares of the Company's restricted common stock valued at $67,500. For the year ended March 31, 2008, the Company has recorded $22,500 as consulting expense in the accompanying statement of operations and the remainder of $45,000 in prepaid expenses.

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

In March 2008, the Company entered into an employment agreement with the Company's President. Under the employment agreement, the employment term is one year and with payments of $8,500 per month for the first 90 days, and subsequently, an annual base salary of $225,000. Additional performance-based bonuses are provided for, and the employee was granted options to purchase
750,000 shares of Company stock at $0.25 per share. Benefits under the agreement are accelerated on a change of control, and the employee is subject to certain non-competition covenants. Upon execution of the employment agreement, the Company issued the individual 250,000 shares of the Company's common stock valued at $55,000.

9.     MERGER AND REORGANIZATION AGREEMENT

On March 10, 2008, the Company entered into a Reorganization and Stock Purchase Agreement and its amendments (the "Agreement") with Histostem Co., Ltd., a Korean company ("Histostem"). Pursuant to the Agreement (as subsequently amended), the Company will acquire 90% of the issued and outstanding stock of Histostem, and Histostem's shareholders will acquire a controlling interest in the Company. The original definitive agreement called for closing of the acquisition by April 30, 2008. Subsequent to Closing, the Company will be held approximately 60% by Histostem and 40% by the existing shareholders of the Company. Upon completion of the acquisition, the Company will be renamed AmStem International Corp., increase the authorized number of shares to 500,000,000 and seek a new symbol on the over-the-counter bulletin board.

                     Stem Cell Therapy International, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                  For the Years Ended March 31, 2008 and 2007
          and for the period from December 2, 2004 (Date of Inception)
                             through March 31, 2008

9.     MERGER AND REORGANIZATION AGREEMENT (CONTINUED)

On April 22, 2008, the Company amended the Agreement to state that Histostem shall have received funding at the date of the actual closing at a minimum of 2 million dollars towards the initial round of funding of at least 10 million dollars. Subsequent to that amendment, the actual closing deadline of April 30, 2008 was no longer in effect.


     On June 19, 2008, the Company entered into a second Amendment to the Reorganization and Stock Purchase Agreement. In accordance with the terms of this second Amendment, the Company and Histostem issued and delivered shares reflecting the acquisition of Histostem into Escrow by the Company pending resolution of outstanding litigation between Histostem Korea and Histostem, Inc. (a United States corporation unrelated to Histostem) ("Histostem USA"). This essentially effectuates an immediate closing of the Histostem acquisition. In the Amendment the parties also agreed to complete a one for three reverse stock split of the Company's common stock. That reverse stock split will be completed after filing, mailing and completion of a 14C Information Statement to the Company's shareholders and appropriate notice and filings with the NASD.

10.     SUBSEQUENT  EVENTS

In  April  2008,  the  Company  entered into a consulting agreement with Mirador
Consulting, Inc. to provide management consulting services for three months. The Company has agreed to issued 200,000 shares of common stock valued at $25,000.

In  April  2008,  the  Company  entered  into a consulting agreement with Hunden
Consulting Group to provide investor relations services for one year. Fees shall be paid to the consultant only if the consultant introduces the Company, in writing, to a third party investor or merger candidate, then the fees shall equal 10% of the total investment or loan to the Company and if a merger transaction occurs between the Company and a party introduced by the Consultant, the Consultant would be entitled to receive a 5% commission.

On May 28, 2008, the Company entered into a consulting agreement with Shea Financial, LLC to provide consulting services for a term of three months in exchange for the right to purchase 500,000 shares of common stock at $0.05 per share upon a funding commitment to the Company of at least $10 million from consultant funding and $2,500,000 at the closing. To date, the Company has not received any funding under this agreement.

On June 5, 2008, the Company entered into an agreement with Ventana Group to extend a Credit Facility of up to $2,500,000 in bridge financing. The loan will mature 6 months from the date of the promissory note with one 90 day extension upon payment of an additional 2% fee. The promissory note will accrue interest at a rate of 1.25%, with principal and interest due at maturity. Ventana has the option to convert all or any portion of the loan to equity, with the conversion terms to be determined at a later date. The Company has agreed to pay Ventana a 5% loan fee based on the amount of the draw down on the credit facility and to issue a warrant to purchase shares of common stock equal to 25% of the loan commitment ($2,500,000). The number of warrants and strike price will be $1.00. The warrant will be exercisable for 5 years from the date of issuance. As of the date of this filing, no funding has been received, nor can there be any assurance regarding the closing of this funding.

On June 12, 2008, the Company sold 388,889 shares of common stock along with an option to purchase an additional 722,222 shares of common stock at $0.09 per share to an accredited investor for an aggregate price of $35,000.

Subsequent to year end, the Company borrowed money from related parties totaling $45,000. The notes are due on demand and bear interest at 7% per year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 14, 2008, Aidman, Piser & Company, P.A. ("Aidman Piser") resigned as our independent registered public accounting firm. Aidman Piser's practice was acquired by Cherry, Bekaert & Holland, L.L.P. ("Cherry Bekaert") in a transaction pursuant to which Aidman Piser merged its operations into Cherry Bekaert and certain of the professional staff and shareholders of Aidman Piser joined Cherry Bekaert either as employees or partners of Cherry Bekaert and will continue to practice as members of Cherry Bekaert. The Audit Committee of our Board of Directors is currently identifying potential independent registered public accounting firms to interview and engage for the year ending March 31, 2009, and we expect to make an announcement with regard to this matter in the near future.

The report of Aidman Piser regarding our financial statements for the fiscal year ended March 31, 2008 does not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that substantial doubt was raised as to our ability to continue as a going concern. During the past year and during the period from the end of the most recently completed year through July 14, 2008, the date of resignation, there were no disagreements with Aidman Piser on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Aidman Piser would have caused it to make reference to such disagreements in its reports.

We provided Aidman Piser with a copy of the this Annual Report on Form 10-KSB prior to its filing with the Securities and Exchange Commission and requested that Aidman Piser furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements set forth above in this Item 8 and, if it does not agree, the respects in which it does not agree. A copy of the letter, dated July 14, 2008, is filed as Exhibit 10.30 to this Report.

ITEM  8A.     CONTROLS  AND  PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2008 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2008.

Management's  Report  on  Internal  Control  Over  Financial  Reporting
-----------------------------------------------------------------------

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2008 under the criteria set forth in the Internal Control-Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to the lack of an independent Audit Committee, as well as a lack of segregation of duties, resulting from the Company's limited resources.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-KSB.

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------

No change in the Company's internal control over financial reporting occurred during the year ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


NAME OF DIRECTOR OR EXECUTIVE OFFICER  AGE  CURRENT POSITION AND OFFICE
-------------------------------------  ---  ------------------------------------
David Stark                                 President
-------------------------------------       ------------------------------------
Andrew J. Norstrud                      34  Chief Financial Officer
-------------------------------------  ---  ------------------------------------
                                            Chief Operating Officer and Patent
Lixian (John) Jiang                     36  Trademark Counsel and Director
-------------------------------------  ---  ------------------------------------

PRESIDENT  -  DAVID  STARK:
              -------------

     David Stark, Q.M.E., CCRA, joined the Company in 2008 and is also currently the President and CEO of Stark-SMO, a Site Management Organization whose services focus primarily on the research of stem cells and cord and tissue repositories. Due to his extensive and broad experiences in the inner workings of the research and regulatory aspects of clinical trials and FDA approval for Biologics, Dr. Stark brings a unique vision to the industry, and is a clear, motivated designer of superior approaches to research challenges. Formerly the Director of the National Institute of Clinical Research (NICR), he has been fully responsible for the design, organization and implementation of clinical trials for FDA approval for numerous biological and stem cell research. He has a broad background in designing, conducting, and monitoring clinical trials of new pharmaceuticals and Biologics'. Through his diverse and devoted networking within the industry, working with such companies as Genentech, Suni Medical imaging Inc. and UCSF medical school, Stark-SMO has assembled a wide network of more than 5233 physicians in hospitals and private practice throughout the United States, and even extending to the international community. His focus now is on clinical trial management for Stem Cell research, small start up biotech companies and device inventors (array genome chips). In addition to his solid accomplishments on the industry side of clinical drug and device development, Dr. Stark is familiar with the FDA and has fostered a good working relationship with that governmental organization. Currently he has work on over 130 clinical and over 63 device trials from protocol development to FDA approval.

CHIEF  FINANCIAL  OFFICER  -  ANDREW  J.  NORSTRUD:
                              ---------------------

     Mr. Norstrud joined the Company in September 2007. He is also currently the Chief Financail Officer of Jagged Peak, Inc. and previously with Segmentz, Inc., where he served as Chief Financial Officer, and played an instrumental role in the company achieving its strategic goals by pursuing and attaining growth initiatives, building an exceptional financial team, completing and integrating strategic acquisitions and implementing the structure required of public companies. Previously, Mr. Norstrud has worked for Grant Thornton LLP, Norco Accounting and Consulting, Aerosonic and PricewaterhouseCoopers LLP and has extensive experience with young, rapid growth public companies. Mr. Norstrud earned a Master of Accounting with a systems emphasis from the University of Florida and is a Florida licensed Certified Public Accountant.

CHIEF  OPERATING  OFFICER  AND  PATENT  TRADEMARK  COUNSEL - LIXIAN (JOHN) JIANG
                                                             -------------------

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

ITEM 10. EXECUTIVE COMPENSATION

No Executive or employee was compensated over $100,000 for fiscal years ended 2007 or 2008.


SUMMARY COMPENSATION TABLE


SUMMARY COMPENSATION TABLE

                                                       STOCK    OPTION    ALL OTHER
NAME                          YEAR   SALARY    BONUS   AWARDS   AWARDS    COMPENSATION   TOTAL
PRINCIPAL POSITIONS           ENDED       ($)     ($)      ($)   ($) (A)            ($)       ($)
----------------------------  -----  --------  ------  -------  --------  -------------  --------

Calvin Cao, former CEO         2007    80,000       -        -   348,770              -   428,770
----------------------------  -----  --------  ------  -------  --------  -------------  --------



                               2008   150,000       -        -         -              -   150,000
                              -----  --------  ------  -------  --------  -------------  --------

David Stark, President         2008         -       -   55,000    70,219              -   125,219
----------------------------  -----  --------  ------  -------  --------  -------------  --------

Peter Sidorenko, (terminated
January 2007) COO              2007    45,000       -        -         -              -    45,000
----------------------------  -----  --------  ------  -------  --------  -------------  --------







Lixian (John) Jiang, COO       2008    60,000       -        -    87,192              -   147,192
----------------------------  -----  --------  ------  -------  --------  -------------  --------

Andrew Norstrud, CFO           2008    60,000       -        -    69,754              -   129,754
----------------------------  -----  --------  ------  -------  --------  -------------  --------

Daniel Sullivan, former CFO    2007         -       -        -         -              -         -
----------------------------  -----  --------  ------  -------  --------  -------------  --------

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

                                                       CHANGE IN
                                                       PENSION VALUE
                                                       AND
                                                       NONQUALIFIED
      FEES                            NON-EQUITY       DEFERRED
      EARNED OR    STOCK     OPTION   INCENTIVE PLAN   COMPENSATION
      PAID IN      AWARDS    AWARDS   COMPENSATION     EARNINGS          TOTAL
NAME  CASH ($)          ($)      ($)              ($)             ($)       ($)
----  -----------  --------  -------  ---------------  --------------    ------


      $        -   $     -   $    -   $            -   $           -     $   -

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  table  shows  the  beneficial  ownership  of  Stem  Cell Therapy
International, Inc. common stock as of March 31, 2008. The table shows each person known to us who owns beneficially more than five percent of the outstanding common stock of Stem Cell Therapy International, Inc. based on 40,920,369 shares being outstanding as of March 31, 2008, and the total amount of common stock of Stem Cell Therapy International, Inc. owned by each of its Directors and Executive Officers and for all of its Directors and Executive Officers as a group.


                                      AMOUNT AND
                                      NATURE OF
NAME AND ADDRESS OR                   BENEFICIAL          PERCENTAGE
NUMBER IN GROUP                       OWNERSHIP (1)       OF CLASS (2)
----------------------------------    -------------       ----------------



Global Capital Corp.
2203 N. Lois Avenue, 9th Floor
Tampa, FL  33607                          4,000,000                   9.8%

Thuy-Van Chau
2203 N. Lois Avenue, 9th Floor
Tampa, FL 33607                           3,000,000                   7.3%

Vivian Cao Irrevocable Trust
2203 N. Lois Avenue, 9th Floor
Tampa, FL 33607                           2,000,000                   4.9%

Christopher Cao Irrevocable Trust
2203 N. Lois Avenue, 9th Floor
Tampa, FL 33607                           2,000,000                   4.9%

Calvin C. Cao
2203 N. Lois Avenue, 9th Floor
Tampa, FL  33607                         11,000,000  (1)             26.9%

Daniel J. Sullivan
2203 N. Lois Avenue, 9th Floor
Tampa, FL  33607                            200,000                    .4%

M. Richard Cutler
c/o Cutler Law Group
3206 West Wimbledon Drive
Augusta, GA  30909                        3,174,196  (2)              7.8%

All Directors and Executive
Officers as a Group (2 persons)          11,200,000                  27.4%

(1) Consists of 4,000,000 shares held by Global Capital Corp., 2,000,000 shares held by Vivian Cao Irrevocable Trust and 2,000,000 shares held by Christopher Cao Irrevocable Trust and 3,000,000 shares held by Thuy-Van Chau.

(2) Consists of 1,792,259 shares held by Cutler Law Group and 1,381,937 shares held by R Capital Partners, Inc.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Due to related party of $207,200, represents advances from the majority stockholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

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

10.30   Letter from Aidman Piser & Company, P.A.

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

(b) Reports on Form 8-K.
    --------------------

Form 8-K filed on February 27, 2008, reporting that the Company had entered into a Memorandum of Understanding with Histostem, Co. Ltd., to acquire 100% of its issued and outstanding common stock in exchange for stock is the Company.

Form 8-K filed on March 10, 2008, reporting that the Company entered into a Reorganization and Stock Purchase Agreement with Histostem. Pursuant to the Agreement, the Company will acquire 95% of the issued and outstanding common stock of Histostem in exchange for a controlling interest in the Company. The agreement is scheduled to close on April 30, 2008.

Form 8-K filed on April 22, 2008, reporting that the Company entered into an amendment of the agreement with Histostem filed on March 10, 2008.

Form 8-K filed on June 17, 2008, reporting that the Company entered into Amendment No. 2 to the Reorganization and Stock Purchase Agreement with Histostem Co., Ltd., a Korean company originally executed on March 10, 2008.


 ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit  Fees
-----------

During 2008 and 2007, we incurred fees for services from our principal accountants of approximately $54,500 and $55,700, respectively, for audit and review services associated with our filings.

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

Date: July 14, 2008

By: /s/Calvin Cao
    -------------
Name: Calvin Cao

Title: CEO

Date: July 14, 2008

By: /s/Andrew J. Norstrud
    ---------------------
Name: Andrew J. Norstrud

Title: Chief Financial Officer and
     Chief Accounting Officer