Form 10KSB/A
period 2008-03-31
Stem Cell Therapy International, Inc.
filed 2008-07-15
CIK 1360479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                               ------------------

                                  Amendment 1
                                       to
                                  FORM 10-KSB

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

LICENSE  AGREEMENT  WITH  INSTITUTE  OF  CELL  THERAPY

   Effective September 1, 2005, the Company entered into a ten year licensing agreement with the Institute of Cell Therapy, a company incorporated and organized under the laws of Kiev, Ukraine ("ICT"). Pursuant to the agreement, the Company issued ICT 5,000,000 shares of the Company's common stock recorded at the fair market value of the Company's common stock of $5,000. The agreement grants the Company a right and license in most parts of the world to utilize patents, processes and products owned or produced by ICT in connection with the operation of the Company's business. In exchange for the license, the Company agrees to exclusively purchase all biological solution of stem cell Allo Transplant materials from ICT. Such Allo Transplant materials shall be at a cost of $6,500 per patient per condition. The licensing agreement guarantees a minimum purchase of 60 portions per twelve month period. In the event that the Company is unable to purchase the minimum quantities, ICT will be entitled to draw upon the irrevocable letter of credit at the rate of $2,000 for every portion less than the minimum required purchase. The Company had provided ICT with a $120,000 irrevocable letter of credit in ICT's favor for the first three years of the agreement. In the event the Letter of Credit is drawn upon, the Company agreed to replenish the Letter of Credit to the extent of any such draws. As of September 2006, the Company had not met the first year's minimum purchase requirement and ICT withdrew $116,000 on the letter of credit, which has been included in the cost of goods sold in the accompanying Consolidated Statements of Operations for the year ended March 31, 2007 and the period from inception through March 31, 2008. However, ICT was unable to provide the product as requested and the Company was required to purchase the stem cell materials from alternative sources. Management believes that ICT's inability to provide the requested stem cell materials relieves the Company of its obligations to replenish the letter of credit and to fulfill the minimum purchase requirements. As such, the accompanying consolidated financial statements do not reflect any liability for the Company's failure to purchase the minimum amount of stem cell materials under the above mentioned license agreement and as of the date of this filing, ICT has not made any claims against the Company. The agreement with ICT was terminated during the year ended March 31, 2008

NUMBER  OF  PATIENTS  TREATED  BY  THE  COMPANY'S  AFFILIATES:

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

     In the Ukraine the study and production of biological preparations from the animal and human cells were being carried out within the framework of the scientific programs under the aegis of the National Academy of Sciences, Medical Academy of Sciences, Ministry of Public Health, Coordination Center of the organs, tissues, and cells transplantation of the Ministry of Public Health of Ukraine.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Stem Cell Therapy International, Inc. common stock is quoted in United States markets on the Over the Counter Bulletin Board ("OTCBB").

     Currently there are 400,000 outstanding warrants and 3,650,000 oustanding options to purchase stock.

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

ITEM 10. EXECUTIVE COMPENSATION

Except as noted in the table below, no employee was compensated over $100,000 for fiscal years ended 2007 or 2008.


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

Title: Former CEO

Date: July 14, 2008

By: /s/Andrew J. Norstrud
    ---------------------
Name: Andrew J. Norstrud

Title: Chief Financial Officer and
     Chief Accounting Officer