Form 10-Q
period 2008-06-30
Stem Cell Therapy International, Inc.
filed 2008-08-19
CIK 1360479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                     , 200  , to ,                      200  .

Commission File Number 0-51931

Stem Cell Therapy International, Inc.

(Exact Name of Registrant as Specified in Charter)

Nevada	88-0374180
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2203 N. Lois Avenue, 9th Floor, Tampa, Florida 33607

(Address of Principal Executive Offices)

(813) 600-4088

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

There were 43,134,258 shares of the Registrant’s $0.001 par value common stock outstanding as of June 30, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Part I – Financial Information		3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and March 31, 2008	4

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 (unaudited) and for the period from December 2, 2004 (Date of Inception) through June 30, 2008 (unaudited)	5

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the period from December 2, 2004 (Date of Inception) through June 30, 2008 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2008 and 2007 (unaudited), and for the period from December 2, 2004 (Date of Inception) through June 30, 2008 (unaudited)	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T.	Controls and Procedures	23

Part II – Other Information		24

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	26

Item 6.	Exhibits and Reports on Form 8-K	26

Signatures		26

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended March 31, 2008, as filed with the Securities and Exchange Commission on July 15, 2008.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Condensed Consolidated Balance Sheets

	June 30, 2008	March 31, 2008
	(unaudited)
Assets
Current assets:
Cash	$2,080	$2,387
Prepaid expenses	225,698	358,363

Total current assets	227,778	360,750

Deposits	—	2,169
Prepaid expenses and other assets	1,242	10,792

Total assets	$229,020	$373,711

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$154,900	$126,670
Accrued expenses	199,119	99,000
Accrued payroll	460,336	358,831
Notes payable	20,000	—
Due to related party	215,141	207,200

Total current liabilities	1,049,496	791,701

Commitments and contingencies (Note 9)	—	—

Stockholders’ deficit:
Preferred stock; $.001 par value; 10,000,000 shares authorized; 0 and 500,000 issued and outstanding as of June 30, 2008 and March 31, 2008, respectively	—	500
Common stock; $.001 par value; 100,000,000 shares authorized; 43,134,258 and 40,920,369 issued and outstanding as of June 30, 2008 and March 31, 2008, respectively	43,134	40,920
Additional paid-in capital	2,491,658	2,310,130
Stock subscriptions receivable	(5,200)	(375)
Deficit accumulated during development stage	(3,350,068)	(2,769,165)

Total stockholders’ deficit	(820,476)	(417,990)

Total liabilities and stockholders’ deficit	$229,020	$373,711

The accompanying notes are an integral part of the condensed consolidated financial statements.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		December 2, 2004 (Date of Inception) through June 30, 2008
	2008	2007
Revenue	$—	$20,000	$559,404

Cost of goods sold:

Cost of goods sold	—	10,268	278,361
Loss on firm purchase commitment	—	—	116,000

Gross margin	—	9,732	165,043

Operating expenses:
Selling, general and administrative	580,784	135,411	3,517,138

Loss from operations	(580,784)	(125,679)	(3,352,095)

Interest (income) expense	119	1,561	(2,027)

Net loss before taxes	(580,903)	(127,240)	(3,350,068)
Income tax expense	—	—	—

Net loss	$(580,903)	$(127,240)	$(3,350,068)
Less: Dividends on preferred stock	—	—	(10,000)

Loss attributable to common shareholders	$(580,903)	$(127,240)	$(3,360,068)

Loss per share, basic and diluted	$(.01)	$(.00)	$(.10)

Weighted average number of common shares outstanding, basic and diluted	42,047,231	34,650,925	31,939,745

The accompanying notes are an integral part of the condensed consolidated financial statements.

Stem Cell Therapy International, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

From December 2, 2004 (Date of Inception) through June 30, 2008 (unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Subscriptions receivable	Deficit Accumulated During Development Stage	Total
Issuance of common stock for cash (December 2004)	11,600,000	$11,600	—	$—	$—	$—	$—	$11,600
Exercise of stock options for services (December 2004)	500,000	500	—	—	—	—	—	500
Issuance of common stock and options for acquisition deposit (December 2004)	5,000,000	5,000	—	—	2,749	—	—	7,749
Stock options issued for services	—	—	—	—	906	—	—	906
Issuance of common stock for services (January 2005)	2,170,000	2,170	—	—	—	—	—	2,170
Issuance of common stock for cash (January 2005)	200,000	200	—	—	—	—	—	200
Issuance of common stock for cash (February 2005)	1,100,000	1,100	—	—	—	—	—	1,100
Issuance of common stock for cash (March 2005)	650,000	650	—	—	—	—	—	650
Net loss for the period	—	—	—	—	—	—	(26,241)	(26,241)

Balance, March 31, 2005	21,220,000	21,220	—	—	3,655	—	(26,241)	(1,366)
Cancellation of common stock issued and options awarded for services (May 2005)	(5,600,000)	(5,600)	—	—	(2,749)	—	—	(8,349)
Issuance of common stock for services (September 2005)	379,000	379	—	—	—	—	—	379
Issuance of common stock for intangible asset	5,000,000	5,000	—	—	—	—	—	5,000
Reverse acquisition, September 1, 2005	6,310,678	6,311	—	—	(906)	—	—	5,405
Issuance of common stock for a reduction in stockholder advances (September 2005)	3,000,000	3,000	—	—	—	—	—	3,000
Issuance of common stock for services (September 2005)	3,030,000	3,030	—	—	—	—	—	3,030
Issuance of preferred stock for cash (September 2005)	—	—	500,000	500	34,500	—	—	35,000
Dividend on preferred stock	—	—	—	—	(10,000)	—	—	(10,000)
Issuance of common stock for services (September 2005)	6,400	6	—	—	11,994	—	—	12,000
Issuance of common stock for services (October 2005)	11,882	12	—	—	11,988	—	—	12,000
Issuance of common stock for services (October 2005)	20,000	20	—	—	20,980	—	—	21,000
Issuance of common stock for services (October 2005)	10,000	10	—	—	17,490	—	—	17,500
Issuance of common stock for services (October 2005)	10,000	10	—	—	14,490	—	—	14,500
Issuance of common stock for services (November 2005)	13,953	14	—	—	11,986	—	—	12,000
Issuance of common stock for services (December 2005)	30,000	30	—	—	29,070	—	—	29,100
Issuance of common stock for services (December 2005)	12,000	12	—	—	11,988	—	—	12,000
Issuance of common stock for services (January 2006)	10,000	10	—	—	7,555	—	—	7,565

The accompanying notes are an integral part of the condensed consolidated financial statements.

Stem Cell Therapy International, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit (continued)

From December 2, 2004 (Date of Inception) through June 30, 2008 (unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Subscriptions receivable	Deficit Accumulated During Development Stage	Total
Issuance of common stock for services (January 2006)	10,000	10	—	—	7,555	—	—	7,565
Issuance of common stock for services (January 2006)	14,118	14	—	—	11,986	—	—	12,000
Issuance of common stock for services (January 2006)	20,000	20	—	—	16,980	—	—	17,000
Issuance of common stock for services (February 2006)	14,118	14	—	—	11,986	—	—	12,000
Issuance of common stock for services (February 2006)	24,000	24	—	—	20,376	—	—	20,400
Issuance of common stock for services (February 2006)	48,000	48	—	—	40,752	—	—	40,800
Issuance of common stock for services (February 2006)	48,000	48	—	—	40,752	—	—	40,800
Issuance of common stock for services (March 2006)	30,361	30	—	—	11,970	—	—	12,000
Net loss for the year ended March 31, 2006	—	—	—	—	—	—	(506,161)	(506,161)

Balance, March 31, 2006	33,672,510	33,672	500,000	500	324,398	—	(532,402)	(173,832)
Issuance of common stock for services (April 2006)	25,276	26	—	—	21,974	—	—	22,000
Issuance of common stock for services (May 2006)	16,484	16	—	—	11,984	—	—	12,000
Issuance of common stock for services (June 2006)	422,599	423	—	—	167,577	—	—	168,000
Issuance of common stock for services (July 2006)	330,265	330	—	—	122,670	—	—	123,000
Issuance of common stock for services (August 2006)	28,235	28	—	—	11,972	—	—	12,000
Net loss for the year ended March 31, 2007	—	—	—	—	—	—	(657,046)	(657,046)

Balance, March 31, 2007	34,495,369	34,495	500,000	500	660,575	—	(1,189,448)	(493,878)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Stem Cell Therapy International, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit (continued)

From December 2, 2004 (Date of Inception) through June 30, 2008 (unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Subscriptions receivable	Deficit Accumulated During Development Stage	Total
Issuance of common stock for services (May 2007)	250,000	250	—	—	44,750	—	—	45,000
Issuance of common stock for services (June 2007)	300,000	300	—	—	116,700	—	—	117,000
Issuance of common stock for cash, net of offering costs (July 2007)	2,000,000	2,000	—	—	204,024	—	—	206,024
Issuance of warrants for consulting services (September 2007)	—	—	—	—	23,750	—	—	23,750
Exercise of warrants (September 2007)	125,000	125	—	—	(125)	(125)	—	(125)
Share-based compensation to employees	—	—	—	—	505,716	—	—	505,716
Issuance of warrants for consulting services (October 2007)	—	—	—	—	419,864	—	—	419,864
Issuance of warrants for consulting services (December 2007)	—	—	—	—	10,000	—	—	10,000
Exercise of warrants (December 2007)	125,000	125	—	—	(125)	(125)	—	(125)
Exercise of options (January 2008)	2,000,000	2,000	—	—	—	—	—	2,000
Issuance of common stock for services (February 2008)	500,000	500	—	—	62,000	—	—	62,500
Issuance of common stock for services (March 2008)	750,000	750	—	—	176,750	—	—	177,500
Share-based compensation to employees (March 2008)	250,000	250			54,750	—	—	55,000
Issuance of warrants for consulting services (March 2008)	—	—	—	—	28,700	—	—	28,700
Exercise of warrants (March 2008)	125,000	125	—	—	(125)	(125)	—	(125)
Share-based compensation to employees (March 2008)	—	—	—	—	2,926	—	—	2,926
Net loss for the year ended March 31, 2008	—	—	—	—	—	—	(1,579,717)	(1,579,717)

Balance, March 31, 2008	40,920,369	40,920	500,000	500	2,310,130	(375)	(2,769,165)	(417,990)
Issuance of common stock for services (April 2008) (unaudited)	1,200,000	1,200	—	—	123,800	(200)	—	124,800
Issuance of options to employees (June 2008) (unaudited)	—	—	—	—	8,777	—	—	8,777
Issuance of common stock for services (June 2008) (unaudited)	125,000	125	—	—	14,340	(4,625)	—	9,840
Issuance of common stock for cash (June 2008) (unaudited)	388,889	389	—	—	34,611	—	—	35,000
Conversion of preferred stock (June 2008) (unaudited)	500,000	500	(500,000)	(500)	—	—	—	—
Net loss for the three month period ended June 30, 2008 (unaudited)	—	—	—	—	—	—	(580,903)	(580,903)

Balance, June 30, 2008 (unaudited)	43,134,258	$43,134	—	$—	$2,491,658	$(5,200)	$(3,350,068)	$(820,476)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	December 2, 2004 (Date of Inception) Through June 30, 2008
Operating activities:
Net loss	$(580,903)	$(127,240)	$(3,350,068)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Share-based compensation to non-employees	280,555	44,156	1,698,439
Share-based compensation to employees	8,777		572,419
Investment income reinvested	—	—	(2,943)
Amortization	—	—	667
Write off of intangible asset	—	—	4,333
(Increase) decrease in:
Inventory	—	5,988	—
Prepaid expenses	(3,700)	—	(248,230)
Deposits	2,169	—	—
Increase (decrease) in:
Accounts payable	28,230	46,139	156,900
Accrued payroll	100,119	14,396	460,336
Accrued expenses	101,505	—	199,119
Deferred revenue	—	(20,000)	—

Net cash used by operating activities	(63,248)	(36,561)	(509,028)

Investing activities:
Proceeds from certificate of deposit, restricted	—	3,874	2,943

Net cash provided by investing activities	—	3,874	2,943

Financing activities:
Proceeds from advances from stockholder	—	—	52,528
Proceeds from issuance of notes payable	45,000	—	45,000
Repayments of notes payable	(25,000)	—	(25,000)
Repayment of stockholder advances	—	—	(49,528)
Advances (repayment) from related party, net	7,941	10,000	215,141
Payment of stock offering costs	—	—	(43,976)
Proceeds from sale of stock	35,000	—	314,000

Net cash provided by financing activities	62,941	10,000	508,165

Net increase (decrease) in cash	(307)	(22,687)	2,080
Cash at beginning of period	2,387	27,905	—

Cash at of end of period	$2,080	$5,218	$2,080

Cash paid for interest	$—	$1,572	$2.078

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Common stock issued for a reduction in advance from stockholder	$—	$—	$3,000

Common stock issued for purchase of intangible assets	$—	$—	$5,000

Common stock issued for a reduction in accounts payable	$—	$—	$2,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Notes to Condensed Consolidated Financial Statements

1.	Background Information and Basis of Presentation

Company Background

Stem Cell Therapy International, Inc. (the “Company”), was originally incorporated in the state of Nevada on December 28, 1992 as Arklow Associates, Inc. The Company’s operating business is Stem Cell Therapy International Corp. (“Stem Cell Florida”) a wholly owned subsidiary which is a development stage enterprise and was incorporated in the state of Nevada on December 2, 2004. The corporate headquarters is located in Tampa, Florida.

The Company has been engaged in the licensing of stem cell technology, the sales of stem cell products, and information, education, and referral services relating to potential stem cell therapy patients. The Company has established agreements with highly specialized, professional medical treatment facilities around the world in locations where stem cell transplantation therapy is approved by the appropriate local government agencies. In addition, the Company intends to provide these biological solutions containing stem cell products in the United States to universities, institutes and privately funded laboratory facilities for research purposes and clinical trials. Its products, which are available now, include various allo stem cell biological solutions (containing human stem cells), low-molecular proteins and human growth factor hormones. In addition, the Company is currently seeking innovative technology to license or acquire and to bring new technologies into the United States and seek approval for use by the Food and Drug Administration and to continue with research and development activities.

Basis of Presentation:

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results for a full year.

The condensed consolidated financial statements for the period ended June 30, 2008 and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2008 as filed in the Form 10-KSB, filed with the Securities and Exchange Commission on July 15, 2008.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Stem Cell Therapy International, Inc. and its wholly-owned subsidiary, Stem Cell Therapy International Corp. All intercompany accounts and transactions have been eliminated.

2.	Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended June 30, 2008 and the period since December 2, 2004 (date of inception) through June 30, 2008, the Company has had net losses of $580,903 and $3,350,068, respectively and cash used by operations of $63,248 and $509,028, respectively, and negative working capital of $821,718 at June 30, 2008. As of June 30, 2008, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing and ultimately increase operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities and related party advances. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities and debt financing, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

On March 10, 2008, the Company entered into a Reorganization and Stock Purchase Agreement (the “Agreement”) with Histostem Co., Ltd., a Korean company (“Histostem”). Pursuant to the Agreement (as subsequently amended), the Company will acquire 90% of the issued and outstanding stock of Histostem from Histostem’s shareholders, and Histostem’s shareholders will acquire a controlling interest in the Company. The original definitive agreement called for closing of the acquisition by April 30, 2008. Subsequent to closing, the Company will be held approximately 60% by Histostem and 40% by the existing shareholders of the Company. Upon completion of the acquisition, the Company will be renamed AmStem International Corp., increase the number of authorized shares of common stock to 500,000,000 and seek a new symbol on the over-the-counter bulletin board.

On April 22, 2008, the Company amended the Agreement to state that Histostem shall have received funding at the date of the actual closing at a minimum of 2 million dollars towards the initial round of funding of at least 10 million dollars. Subsequent to that amendment, the actual closing deadline of April 30, 2008 was no longer in effect.

On June 19, 2008, the Company entered into a second Amendment to the Reorganization and Stock Purchase Agreement. In accordance with the terms of this second Amendment, the Company and Histostem issued and delivered shares reflecting the acquisition of Histostem into Escrow by the Company pending resolution of outstanding litigation between Histostem Korea and Histostem, Inc. (a United States corporation unrelated to Histostem) (“Histostem USA”). This essentially effectuates an immediate closing of the Histostem acquisition upon the agreement to an outstanding Histostem legal case. In the Amendment the parties also agreed to complete a one for three reverse stock split of the Company’s common stock. That reverse stock split will be completed after filing, mailing and completion of a 14C Information Statement to the Company’s shareholders and appropriate notice and filings with the NASD. As June 30, 2008 and to the date of this filing, both the Company’s and Histostem’s shares of common stock remain in escrow and have not yet been distributed per the terms of the agreement due to the outstanding legal case, which has yet to be settled nor agreed to by both parties as agreed to per the second amendment.

3.	New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted FAS 159 effective January 1, 2008, but did not elect to measure any financial instruments at fair value. Accordingly, its adoption did not have any effect on its results of operations, statement of position or cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS. No. 16 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA)

Statement on Auditing Standard No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 will not have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.	Notes Payable

During the three months ended June 30, 2008, the Company borrowed a total of $45,000 from related parties. One of the notes for $25,000 was immediately repaid, which did not result in any interest payments. The remaining note bears interest at 7% per year and is due on demand. As of June 30, 2008, the Company has recorded $119 in accrued interest in the accompanying balance sheet.

5.	Equity

During the three months ended June 30, 2008, the Company issued 1,200,000 shares of common stock valued at $125,000 for consulting services that are to be provided from June 30, 2008 through March 31, 2009.

Effective June 27, 2007, the Company entered into an agreement with Newbridge Securities, Corp. (“Newbridge”) to assist the Company on a “best efforts” basis in raising approximately $250,000 in a private offering of up to 2 million shares of restricted common stock at a price of $0.125 per share. Newbridge is entitled to a selling concession of 10% of the gross proceeds of the offering, a 3% non-accountable expense allowance and warrant coverage equal to 20% of the total securities placed in the offering, including any penalty shares, at an exercise price of $0.15 per share. The Company was required to file a registration statement covering the above securities within 45 days of the completion of the offering which it did not do. The Company has accrued $24,000 in accrued expenses as the value of the underlying shares of common stock to be issued for the Company being unable to meet the registration statement filing requirements. This amount represents the maximum penalty allowed under the agreement.

Upon the closing of the Merger and Reorganization agreement discussed in Note 10, the Company has delivered 72,518,053 shares of its common stock into an escrow account. Also, as part of the Merger and Reorganization Agreement, upon completion of the merger, the Company has included consulting terms with two different consultants for five years in exchange for annual payments of $100,000 each and the annual issuance of 250,000 shares of common stock each. In addition, there are approximately 4,000,000 shares of common stock to be issued upon completion of the acquisition, for services rendered related to the acquisition. Although these terms are referred to in the Merger and Reorganization Agreement, the final consulting agreements have not yet been executed.

6.	Stock Options and Warrants

During the three months ended June 30, 2008, the Company issued 722,222 stock options in connection with the sale of common stock. These options expired on August 5, 2008 without being exercised.

	Shares	Exercise Prices	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at March 31, 2008	3,650,000	$0.19 - 0.25	$0.20
Options granted	722,222	$0.09	$0.09	$0.02
Options exercised	—	—	—
Options cancelled or expired	(722,222)	$0.09	$0.09

Outstanding at June 30, 2008	3,650,000	$0.19 - 0.25	$0.20

Exercisable at June 30, 2008	2,993,750	$0.19 - 0.25	$0.19

The following table summarizes information about options outstanding and exercisable as of June 30, 2008:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.19 - $0.25	3,650,000	8.12 Years	$0.20	9.08 Years	2,993,750	$0.19

There was no aggregate intrinsic value of options outstanding at June 30, 2008, based on the Company’s closing stock price of $0.058. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The fair value of each warrant was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the weekly trading of two similar Company’s underlying common stock (as the Company does not have an adequate trading history for an accurate calculation) and other factors.

Expected volatility	88% - 163.2%
Expected dividends	0
Expected term	1 – 10 years
Risk-free interest rate	1.99% - 4.71%

The Company did not issue any warrants during the three months ended June 30, 2008.

	Shares	Exercise Prices	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at March 31, 2008	400,000	—	—	—
Warrants granted	—	—	—	—
Warrants exercised	—	—	—	—
Warrants cancelled or expired	—	—	—	—

Outstanding at June 30, 2008	400,000	$0.15	$0.15

Exercisable at June 30, 2008	400,000	$0.15	$0.15

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2008:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.15	400,000	9.26 Years	$0.15	9.26 Years	400,000	$0.15

There was no aggregate intrinsic value of warrants outstanding at June 30, 2008, based on the Company’s closing stock price of $0.058. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the warrants.

7.	Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The basic and diluted weighted average number of shares was 42,047,231, 34,650,925 and 31,939,745 for the three months ended June 30, 2008 and 2007 and the period from December 2, 2004 (Date of Inception) through June 30, 2008, respectively.

Common stock equivalents for the three months ended June 30, 2008 and 2007 and the period from December 2, 2004 (Date of Inception) through June 30, 2008 were anti-dilutive due to the net losses sustained by the Company during these periods.

8.	Income Taxes

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

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At June 30, 2008 and 2007, the Company had approximately $1,174,600 and approximately $494,300, respectively, of unrecognized tax benefits. The Company has placed a full valuation allowance against these tax benefits due to the Company’s uncertainty of future taxable earnings and future recognition of these tax benefits would affect our effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. The tax years 2004-2007 remain open to examination by one or more of the major taxing jurisdictions to which we are subject. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to June 30, 2009.

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $3,121,300 at June 30, 2008. The loss carry forwards expire beginning in 2025.

9.	Commitments and Contingencies

Consulting Agreements:

The Company has entered into several consulting agreements with other companies and individuals to provide consulting and advisory services to the Company. The agreements provide for terms ranging from one to three years. Additionally, the consulting agreements required the issuance of 5,989,000 shares of the Company’s common stock valued at $669,209 on the date of the agreement as the shares are non-forfeitable and non-cancelable. As of June 30, 2008, the Company had issued these shares of common stock and has included $225,440 in prepaid expenses for services not yet performed pursuant to the agreements.

During October 2007, the Company entered into an agreement with an attorney to compensate for services provided from September 2007 through May 2008 in exchange for a 2,000,000 common stock warrant with an exercise price of $0.001 and a 10 contractual year term. The warrant was valued at $419,864 using the Black Scholes pricing model and will be recognized over the service period of nine months. As of June 30, 2008, the Company has expensed the value of these warrants for services performed pursuant to the agreements.

In connection with the Merger and Reorganization Agreement discussed in Note 10, upon completion of the merger, the Company has included consulting terms with two different consultants for five years in exchange for annual payments of $100,000 each and the annual issuance of 250,000 shares of common stock each. Although these terms are referred to in the Merger and Reorganization Agreement, the final consulting agreements have not yet been executed.

Financing Agreements:

During the year ended March 31, 2007, the Company entered into a three year agreement with a consultant to locate financing. As consideration for these consulting services, the Company has agreed to issue 500,000 shares of restricted common stock and a 10% finder’s fee for any funds brought into the Company. As of June 30, 2008, the Company has not entered into any funding agreements, and therefore the third party is not owed any consideration.

Consulting Agreement:

Effective September 12, 2007, the Company entered into a consulting agreement with Newbridge for business and financial related advice and services through September 11, 2008. As compensation for these services, the Company agreed to pay $4,000 per month and issue a total of 500,000 warrants. In May 2008, the Company and the consultant mutually agreed to terminate this agreement in exchange for the issuance of the original grant of 500,000 shares of the Company’s common stock and $24,000 cash.

In March 2008, the Company entered into a consulting services agreement with First Capital Partners LLC to provide consulting services through June 2008 in exchange for 250,000 shares of the Company’s restricted common stock valued at $67,500. For the three months ended June 30, 2008, the Company has recorded the remaining value of $45,000 as consulting expense in the accompanying statement of operations.

The Company is currently involved in a legal dispute over the payment and performance of a consulting agreement. The Company contends that the contract never became effective, and therefore the consultant was not entitled to receive compensation. The consultant contends that the Company and its representatives induced them to begin performance of the services early, based on certain promises. The original contract calls for the consultant to be awarded the compensation of 3,000,000 shares of the Company’s common stock valued at $390,000. The Company currently holds the stock certificates and intends to vigorously defend its position however, the outcome of the proceedings cannot be determined.

In April 2008, the Company entered into a consulting agreement with Mirador Consulting, Inc. to provide management consulting services for three months. The Company issued 200,000 shares of common stock valued at $25,000.

In April 2008, the Company entered into a consulting agreement with Hunden Consulting Group to provide investor relations services for one year. Fees shall be paid to the consultant only if the consultant introduces the Company, in writing, to a third party investor or merger candidate, then the fees shall equal 10% of the total investment or loan to the Company and if a merger transaction occurs between the Company and a party introduced by the consultant, the consultant would be entitled to receive a 5% commission. As of the date of this filing, the consultant has not provided any services which would require the payment of the commission.

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

During June 2008, the Company entered into an agreement with Ventana Group to extend a Credit Facility of up to $2,500,000 in bridge financing. The loan will mature 6 months from the date of the promissory note with one 90 day extension upon payment of an additional 2% fee. The promissory note will accrue interest at a rate of 1.25%, with principal and interest due at maturity. Ventana has the option to convert all or any portion of the loan to equity, with the conversion terms to be determined at a later date. The Company has agreed to pay Ventana a 5% loan fee based on the amount of the draw down on the credit facility and to issue a warrant to purchase shares of common stock equal to 25% of the loan commitment ($2,500,000). The number of warrants and strike price will be $1.00. The warrant will be exercisable for 5 years from the date of issuance. As of the date of this filing, no funding has been received, nor can there be any assurance regarding the closing of this funding.

Employment Agreements:

In September 2007, the Company entered into employment agreements with the Chief Financial Officer and Chief Operating Officer. The Chief Financial Officer and Chief Operating Officer each have employment agreements for a term of two years, with an annual base salary of $60,000. Additional performance-based bonuses are provided for, and the employees were granted options to purchase 900,000 shares of Company stock. Benefits under the agreement are accelerated on a change of control, and the employee is subject to certain non-competition covenants.

In March 2008, the Company entered into an employment agreement with the Company’s President. The employment agreement is for a term of one year and provides for payments of $8,500 per month for the first 90 days, and subsequently, an annual base salary of $225,000. Additional performance-based bonuses are provided for, and the employee was granted options to purchase 750,000 shares of the Company’s common stock at $0.25 per share. Benefits under the agreement are accelerated on a change of control, and the employee is subject to certain non-competition covenants. Upon execution of the employment agreement, the Company issued 250,000 shares of the Company’s common stock valued at $55,000.

Contingencies:

The Company is currently involved in a legal dispute over the payment and performance of a consulting agreement. The Consultant’s services were to be paid for once the merger between Histostem, Ltd. and Stem Cell Therapy International, Inc. was completed. The original contract calls for the consultant to be awarded compensation in the form of 1,000,000 shares of the merged Company’s common stock (AmStem International) and a seat on the board of director’s of the merged company. Although the merger was scheduled to be completed, both companies are continuing to perform due diligence and resolve outstanding contingencies prior to the merger being effectuated. The Company intends to compensate this consultant per the agreement; the Company will vigorously defend its position against any action, however the outcome of the proceedings cannot be determined.

10.	Merger and Reorganization Agreement

On March 10, 2008, the Company entered into a Reorganization and Stock Purchase Agreement and its amendments (the “Agreement”) with Histostem Co., Ltd., a Korean company (“Histostem”). Pursuant to the Agreement (as subsequently amended), the Company will acquire 90% of the issued and outstanding stock of Histostem, and Histostem’s shareholders will acquire a controlling interest in the Company. The original definitive agreement called for closing of the acquisition by April 30, 2008. Subsequent to closing, the Company will be held approximately 60% by Histostem and 40% by the existing shareholders of the Company. Upon completion of the acquisition, the Company will be renamed AmStem International Corp., increase the authorized number of shares to 500,000,000 and seek a new symbol on the over-the-counter bulletin board.

On April 22, 2008, the Company amended the Agreement to state that Histostem shall have received funding at the date of the actual closing at a minimum of 2 million dollars towards the initial round of funding of at least 10 million dollars. Subsequent to that amendment, the actual closing deadline of April 30, 2008 was no longer in effect.

On June 19, 2008, the Company entered into a second Amendment to the Reorganization and Stock Purchase Agreement. In accordance with the terms of this second Amendment, the Company and Histostem issued and delivered shares reflecting the acquisition of Histostem into Escrow by the Company pending resolution of outstanding litigation between Histostem Korea and Histostem, Inc. (a United States corporation unrelated to Histostem) (“Histostem USA”). This essentially effectuates an immediate closing of the Histostem acquisition upon the agreement to an outstanding Histostem legal case. In the Amendment the parties also agreed to complete a one for three reverse stock split of the Company’s common stock. That reverse stock split will be completed after filing, mailing and completion of a 14C Information Statement to the Company’s shareholders and appropriate notice and filings with the NASD. As of June 30, 2008 and to the date of this filing, both the Company’s and Histostem’s shares of common stock remain in escrow and have not yet been distributed per the terms of the agreement due to the outstanding legal case, which has yet to be settled nor agreed to by both parties as agreed to per the second amendment.

11.	Related Party Transactions

The due to related party account of $215,141 is made up of advances from the majority stockholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $7,225 and $7,141 during the three months ended June 30, 2008 and 2007, respectively. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in September of 2007, as the Company’s Chief Financial Officer. The Company continues to use Norco for accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements. The following discussions should be read in conjunction with our financial statements and the notes thereto presented in “Item 1 – Financial Statements” and our audited financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-KSB for the year ended March 31, 2008.

General Overview

Stem Cell Therapy International, Inc. (the “Company”) was originally incorporated in Nevada on December 28, 1992 as Arklow Associates, Inc., and after several name changes was renamed Altadyne, Inc. By March, 2005, the Company (then Altadyne, Inc.) had no assets, liabilities, or ongoing business. On March 20, 2005, R Capital Partners (“R Capital”) acquired the Company (then Altadyne, Inc.), and on September 1, 2005, the Company (then Altadyne), acquired Stem Cell Therapy International Corp., a Nevada corporation (“Stem Cell Florida”) in what was effectively a reverse acquisition. Following the transaction, Stem Cell Florida became a wholly owned subsidiary of the Company, and Stem Cell Florida’s shareholders became shareholders of the Company. On October 5, 2005, the Company changed its name to Stem Cell Therapy International, Inc. to reflect the new business of the Company. This transaction is accounted for as a reverse merger, with Stem Cell Florida treated as the accounting acquirer for financial statement purposes.

Stem Cell Florida was incorporated in Nevada on December 2, 2004. Following the reverse acquisition, the Company assumed and is continuing the operations of Stem Cell Florida. The Company’s executive management team members are: David Stark, President, Andrew J. Norstrud, Chief Financial Officer, and Lixian Jiang, Chief Operating Officer and Patent Trademark Counsel.

We are indirectly involved, as a “middle man,” in research and development and practical application within the field of regenerative medicine. We have provided allo (human) stem cell biological solutions that are currently being used in the treatment of patients suffering from degenerative disorders of the human body. We have established agreements with highly specialized, professional medical treatment facilities around the world in locations where Stem Cell Transplantation therapy is approved by the appropriate local government agencies.

We intend to provide these biological solutions containing allo stem cell products also in the United States to universities, institutes and privately funded laboratory facilities for research purposes and clinical trials.

We will initially devote most of our efforts toward organization and fund raising for planned clinics and patient operations and limited revenues have been generated from any such operations. The Company has experienced recurring losses from operations since its inception and at June 30, 2008, we had a working capital deficit of $821,718 and an accumulated deficit from operations of $3,350,068. As noted in the Report of the Independent Registered Certified Public Accountants report for the audited Stem Cell Therapy International, Inc. financial statements for the period from inception to March 31, 2008, these factors raise doubt about the ability of the Company to continue as a going concern. Realization of the Company’s business plan is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations. This is because we have not generated substantial revenues since inception. Our only other source for cash at this time is through advances or loans from management. We must raise cash to implement our project and stay in business.

Critical Accounting Policies

The accounting policies of the Company are in accordance with generally accepted accounting principles of the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant.

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

Results of Operations

As of June 30, 2008 and for the three months ended June 30, 2008 and 2007

We had no revenue during the three months ended June 30, 2008 as compared to $20,000 of revenue for the comparable period in 2007. There were no patients treated during the three months ended June 30, 2008 whereas there were five patients treated during the same period ended 2007. This is primarily due to the fact that management has been concentrating most of its efforts on finalizing the Histostem transaction.

Our cost of goods sold for the stem cell biological material delivered during the three months ended June 30, 2008 was $0 as compared to $10,268 for the same period ended 2007. The decrease in cost of goods sold is due to no patient treatments during 2008 as compared to the same period in 2007.

Gross margins for the three months ended June 30, 2008 was 0% compared to 49% for the three months ended June 30, 2007. The decrease in gross margin is due to the Company treating no patients during the three months ended June 30, 2008, as compared to treating five patients during the same period in 2007.

Selling, general and administrative expenses increased $445,373 to $580,784 for the three months ended June 30, 2008 as compared to $135,411 for the three months ended June 30, 2007. The increase in selling, general and administrative expenses for the three months ended June 30, 2008 is primarily due to an approximate $72,000 increase in payroll expense, an increase in legal services of $157,400, an increase in consulting services of $206,800, a $9,100 increase in accounting and audit fees and $8,777 increase in share based compensation.

Our net loss for the three months ended June 30, 2008 was $580,903 as compared to $127,240 during the same period in 2007. The loss primarily reflects the decrease in revenue and the increases in payroll expenses, professional service fees and share based compensation.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended June 30, 2008 and the period since December 2, 2004 (date of inception) through June 30, 2008, the Company has had a net loss of $580,903 and $3,350,068, respectively and cash used by operations of $63,248 and $509,028, respectively, and negative working capital of $821,718 at June 30, 2008.

As of June 30, 2008, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin significant operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from shareholder advances and some relatively minor sales of equity securities (as set forth below). The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, debt financing and loans from the Company’s Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

Effective June 27, 2007, the Company entered into an agreement with Newbridge Securities, Corp. (“Newbridge”) to assist the Company on a “best efforts” basis in raising approximately $250,000 in a private offering of up to 2 million shares of restricted common stock at a price of $0.125 per share. As of June 30, 2008, the Company has received $206,024 of proceeds, which represents $250,000 gross proceeds less $43,976 of offering costs.

On March 10, 2008, the Company entered into a Reorganization and Stock Purchase Agreement and its amendments (the “Agreement”) with Histostem Co., Ltd., a Korean company (“Histostem”). Pursuant to the Agreement (as subsequently amended), the Company will acquire 90% of the issued and outstanding stock of Histostem, and Histostem’s shareholders will acquire a controlling interest in the Company. The original definitive agreement called for closing of the acquisition by April 30, 2008. Subsequent to closing, the Company will be held approximately 60% by Histostem and 40% by the existing shareholders of the Company. Upon completion of the acquisition, the Company will be renamed AmStem International Corp., increase the authorized number of shares to 500,000,000 and seek a new symbol on the over-the-counter bulletin board.

On April 22, 2008, the Company amended the Agreement to state that Histostem shall have received funding at the date of the actual closing at a minimum of 2 million dollars towards the initial round of funding of at least 10 million dollars. Subsequent to that amendment, the actual closing deadline of April 30, 2008 was no longer in effect.

On June 19, 2008, the Company entered into a second Amendment to the Reorganization and Stock Purchase Agreement. In accordance with the terms of this second Amendment, the Company and Histostem issued and delivered shares reflecting the acquisition of Histostem into Escrow by the Company pending resolution of outstanding litigation between Histostem Korea and Histostem, Inc. (a United States corporation unrelated to Histostem) (“Histostem USA”). This essentially effectuates an immediate closing of the Histostem acquisition upon the agreement to an outstanding Histostem legal case. In the Amendment the parties also agreed to complete a one for three reverse stock split of the Company’s common stock. That reverse stock split will be completed after filing, mailing and completion of a 14C Information Statement to the Company’s shareholders and appropriate notice and filings with the NASD. As of June 30, 2008 and to the date of this filing, both the Company’s and Histostem’s shares of common stock remain in escrow and have not yet been distributed per the terms of the agreement due to the outstanding legal case, which has yet to be settled nor agreed to by both parties as agreed to per the second amendment.

In April 2008, the Company entered into a consulting agreement with Mirador Consulting, Inc. to provide management consulting services for three months. The Company has agreed to issue 200,000 shares of common stock valued at $25,000.

In April 2008, the Company entered into a consulting agreement with Hunden Consulting Group to provide investor relations services for one year. Fees shall be paid to the consultant only if the consultant introduces the Company, in writing, to a third party investor or merger candidate, then the fees shall equal 10% of the total investment or loan to the Company and if a merger transaction occurs between the Company and a party introduced by the consultant, the consultant would be entitled to receive a 5% commission. To date, the Company has not received any services under this agreement.

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

In June 2008, the Company entered into an agreement with Ventana Group to extend a Credit Facility of up to $2,500,000 in bridge financing. The loan will mature the sooner of 180 days from the date of funding with interest accruing at a rate of 1.25% and principal and interest due at maturity. Ventana has the option to convert all or any portion of the loan to equity, with the conversion terms to be determined at a later date. The Company has agreed to pay Ventana a 5% loan fee based on the amount of the draw down on the credit facility and to issue a warrant to purchase shares of common stock equal to 25% of the loan commitment ($2,500,000). The number of warrants and strike price shall be determined using the 45 day average trading price per share of the stock at the time of execution, less a 10% discount. The warrant will be exercisable for 3 years from the date of issuance. As of the date of this filing, no funding has been received, nor can there be any assurance regarding the closing of this funding.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

The Company’s President and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three months ending June 30, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the President and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s President and Chief Financial Officer does not relate to reporting periods after June 30, 2008.

Management’s Report on Internal Control Over Financial Reporting

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

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision of the Company’s President and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008 under the criteria set forth in the Internal Control-Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to the lack of an independent Audit Committee, as well as a lack of segregation of duties, resulting from the Company’s limited resources.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is currently involved in a legal dispute over the payment and performance of a consulting agreement. The Company contends that the contract never became effective, and therefore the consultant was not entitled to receive compensation. The consultant contends that the Company and its representatives induced them to begin performance of the services early, based on certain promises. The original contract calls for the consultant to be awarded the compensation of 3,000,000 shares of the Company’s common stock valued at $390,000. The Company currently holds the stock certificates and intends to vigorously defend its position however, the outcome of the proceedings cannot be determined.

The Company is currently involved in a legal dispute over the payment and performance of a consulting agreement. The Consultant’s services were to be paid for once the merger between Histostem, Ltd. and Stem Cell Therapy International, Inc. is completed. The original contract calls for the consultant to be awarded compensation in the form of 1,000,000 shares of the merged Company’s common stock (AmStem International) and a seat on the board of director’s of the merged company. Although the merger was scheduled to be completed, both companies are continuing to perform due diligence and resolve outstanding contingencies prior to the merger being effectuated. The Company intends to compensate this consultant per the agreement; the Company will vigorously defend its position against any action, however the outcome of the proceedings cannot be determined.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective June 16, 2008, the Company issued 388,889 shares of common stock to an accredited investor for $35,000 cash. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended June 30, 2008, the Company issued 200,000 shares of common stock to Mirador Consulting in connection with consulting services to be provided to the Company. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended June 30, 2008, the Company issued 1,000,000 shares of common stock to an attorney for legal services to be provided. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

Effective August 12, 2008, the Company issued 500,000 shares of common stock to an accredited investor for $25,000 cash. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended. In connection with this sale, the Company issued 645,000 warrants, which can be exercised to purchase 645,000 shares of common stock, with a purchase price of $0.07 per common share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index. The following exhibits are filed with or incorporated by reference into this quarterly report:

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Chief Executive Officer/Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2008

By:	/s/ David Stark
Name:	David Stark
Title:	President

Date: August 18, 2008

By:	/s/ Andrew J. Norstrud
Name:	Andrew J. Norstrud
Title:	Chief Financial Officer