Form 10-Q
period 2008-09-30
Stem Cell Therapy International, Inc.
filed 2008-11-14
CIK 1360479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

There were 47,134,258 shares of the Registrant’s $0.001 par value common stock outstanding as of September 30, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 47,134,258 as of October 23, 2008.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Part I – Financial Information

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and March 31, 2008	4

	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2008 and 2007 (unaudited) and for the period from December 2, 2004 (Date of Inception) through September 30, 2008 (unaudited)	5

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the period from December 2, 2004 (Date of Inception) through September 30, 2008 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2008 and 2007 (unaudited), and for the period from December 2, 2004 (Date of Inception) through September 30, 2008 (unaudited)	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T.	Controls and Procedures	23

Part II – Other Information

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits and Reports on Form 8-K	25

Signatures		26

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended March 31, 2008, as filed with the Securities and Exchange Commission on July 15, 2008.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Condensed Consolidated Balance Sheets

	September 30, 2008	March 31, 2008
	(unaudited)
Assets
Current assets:
Cash	$11,333	$2,387
Prepaid expenses	110,000	358,363

Total current assets	121,333	360,750

Deposits	—	2,169
Prepaid expenses and other assets	—	10,792

Total assets	$121,333	$373,711

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$170,869	$126,670
Accrued expenses	174,471	99,000
Accrued payroll	546,586	358,831
Notes payable	20,000	—
Due to related party	231,140	207,200

Total current liabilities	1,143,066	791,701

Commitments and contingencies (Note 9)	—	—

Stockholders’ deficit:
Preferred stock; $.001 par value; 10,000,000 shares authorized; 0 and 500,000 issued and outstanding as of September 30, 2008 and March 31, 2008, respectively	—	500
Common stock; $.001 par value; 100,000,000 shares authorized; 47,134,258 and 40,920,369 issued and outstanding as of September 30, 2008 and March 31, 2008, respectively	47,134	40,920
Additional paid-in capital	2,650,286	2,310,130
Stock subscriptions receivable	(5,200)	(375)
Deficit accumulated during development stage	(3,713,953)	(2,769,165)

Total stockholders’ deficit	(1,021,733)	(417,990)

Total liabilities and stockholders’ deficit	$121,333	$373,711

The accompanying notes are an integral part of the condensed consolidated financial statements.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended		December 2, 2004 (Date of Inception) Through September 30, 2008
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenue	$—	$82,960	$—	$102,960	$559,404
Cost of goods sold:
General	—	29,000	—	39,268	278,361
Loss on firm purchase commitment	—	—	—	—	116,000

Gross margin	—	53,960	—	63,692	165,043

Operating expenses:
Legal expenses	9,398	57,084	169,846	60,181	631,178
Consulting expenses	40,439	96,288	300,581	134,275	1,207,131
Payroll expenses	86,250	50,667	189,205	81,646	627,805
Settlement expense	188,850	—	188,850	—	188,850
Selling, general and administrative	37,875	540,830	95,114	604,178	1,224,986

	362,812	744,869	943,596	880,280	3,879,950

Loss from operations	(362,812)	(690,909)	(943,596)	(816,588)	(3,714,907)

Interest (expense) income, net	(1,073)	—	(1,192)	(1,561)	954

Net loss before taxes	(363,885)	(690,909)	(944,788)	(818,149)	(3,713,953)

Income tax expense	—	—	—	—	—

Net loss	(363,885)	(690,909)	(944,788)	(818,149)	(3,713,953)

Less: Dividends on preferred stock	—	—	—	—	(10,000)

Loss attributable to common shareholders	$(363,885)	$(690,909)	$(944,788)	$(818,149)	$(3,723,953)

Loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.02)	$(0.11)

Weighted average number of common shares outstanding, basic and diluted	42,612,519	36,806,358	42,857,030	35,730,809	32,710,071

The accompanying notes are an integral part of the condensed consolidated financial statements.

Stem Cell Therapy International, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

From December 2, 2004 (Date of Inception) through September 30, 2008 (unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Stock Subscriptions receivable	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
Issuance of common stock for cash (December 2004)	11,600,000	$11,600	—	$—	$—	$—	$—	$11,600
Exercise of stock options for services (December 2004)	500,000	500	—	—	—	—	—	500
Issuance of common stock and options for acquisition deposit (December 2004)	5,000,000	5,000	—	—	2,749	—	—	7,749
Stock options issued for services	—	—	—	—	906	—	—	906
Issuance of common stock for services (January 2005)	2,170,000	2,170	—	—	—	—	—	2,170
Issuance of common stock for cash (January 2005)	200,000	200	—	—	—	—	—	200
Issuance of common stock for cash (February 2005)	1,100,000	1,100	—	—	—	—	—	1,100
Issuance of common stock for cash (March 2005)	650,000	650	—	—	—	—	—	650
Net loss for the period	—	—	—	—	—	—	(26,241)	(26,241)

Balance, March 31, 2005	21,220,000	21,220	—	—	3,655	—	(26,241)	(1,366)

Cancellation of common stock issued and options awarded for services (May 2005)	(5,600,000)	(5,600)	—	—	(2,749)	—	—	(8,349)
Issuance of common stock for services (September 2005)	379,000	379	—	—	—	—	—	379
Issuance of common stock for intangible asset	5,000,000	5,000	—	—	—	—	—	5,000
Reverse acquisition, September 1, 2005	6,310,678	6,311	—	—	(906)	—	—	5,405
Issuance of common stock for a reduction in stockholder advances (September 2005)	3,000,000	3,000	—	—	—	—	—	3,000
Issuance of common stock for services (September 2005)	3,030,000	3,030	—	—	—	—	—	3,030
Issuance of preferred stock for cash (September 2005)	—	—	500,000	500	34,500	—	—	35,000
Dividend on preferred stock	—	—	—	—	(10,000)	—	—	(10,000)
Issuance of common stock for services (September 2005)	6,400	6	—	—	11,994	—	—	12,000
Issuance of common stock for services (October 2005)	11,882	12	—	—	11,988	—	—	12,000
Issuance of common stock for services (October 2005)	20,000	20	—	—	20,980	—	—	21,000
Issuance of common stock for services (October 2005)	10,000	10	—	—	17,490	—	—	17,500
Issuance of common stock for services (October 2005)	10,000	10	—	—	14,490	—	—	14,500
Issuance of common stock for services (November 2005)	13,953	14	—	—	11,986	—	—	12,000
Issuance of common stock for services (December 2005)	30,000	30	—	—	29,070	—	—	29,100
Issuance of common stock for services (December 2005)	12,000	12	—	—	11,988	—	—	12,000
Issuance of common stock for services (January 2006)	10,000	10	—	—	7,555	—	—	7,565

The accompanying notes are an integral part of the condensed consolidated financial statements.

Stem Cell Therapy International, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit (continued)

From December 2, 2004 (Date of Inception) through September 30, 2008 (unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Stock Subscriptions receivable	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
Issuance of common stock for services (January 2006)	10,000	10	—	—	7,555	—	—	7,565
Issuance of common stock for services (January 2006)	14,118	14	—	—	11,986	—	—	12,000
Issuance of common stock for services (January 2006)	20,000	20	—	—	16,980	—	—	17,000
Issuance of common stock for services (February 2006)	14,118	14	—	—	11,986	—	—	12,000
Issuance of common stock for services (February 2006)	24,000	24	—	—	20,376	—	—	20,400
Issuance of common stock for services (February 2006)	48,000	48	—	—	40,752	—	—	40,800
Issuance of common stock for services (February 2006)	48,000	48	—	—	40,752	—	—	40,800
Issuance of common stock for services (March 2006)	30,361	30	—	—	11,970	—	—	12,000

Net loss for the year ended March 31, 2006	—	—	—	—	—	—	(506,161)	(506,161)

Balance, March 31, 2006	33,672,510	33,672	500,000	500	324,398	—	(532,402)	(173,832)

Issuance of common stock for services (April 2006)	25,276	26	—	—	21,974	—	—	22,000
Issuance of common stock for services (May 2006)	16,484	16	—	—	11,984	—	—	12,000
Issuance of common stock for services (June 2006)	422,599	423	—	—	167,577	—	—	168,000
Issuance of common stock for services (July 2006)	330,265	330	—	—	122,670	—	—	123,000
Issuance of common stock for services (August 2006)	28,235	28	—	—	11,972	—	—	12,000
Net loss for the year ended March 31, 2007	—	—	—	—	—	—	(657,046)	(657,046)

Balance, March 31, 2007	34,495,369	34,495	500,000	500	660,575	—	(1,189,448)	(493,878)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Stem Cell Therapy International, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit (continued)

From December 2, 2004 (Date of Inception) through September 30, 2008 (unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Stock Subscriptions receivable	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
Issuance of common stock for services (May 2007)	250,000	250	—	—	44,750	—	—	45,000
Issuance of common stock for services (June 2007)	300,000	300	—	—	116,700	—	—	117,000
Issuance of common stock for cash, net of offering costs (July 2007)	2,000,000	2,000	—	—	204,024	—	—	206,024
Issuance of warrants for consulting services (September 2007)	—	—	—	—	23,750	—	—	23,750
Exercise of warrants (September 2007)	125,000	125	—	—	(125)	(125)	—	(125)
Share-based compensation to employees	—	—	—	—	505,716	—	—	505,716
Issuance of warrants for consulting services (October 2007)	—	—	—	—	419,864	—	—	419,864
Issuance of warrants for consulting services (December 2007)	—	—	—	—	10,000	—	—	10,000
Exercise of warrants (December 2007)	125,000	125	—	—	(125)	(125)	—	(125)
Exercise of options (January 2008)	2,000,000	2,000	—	—	—	—	—	2,000
Issuance of common stock for services (February 2008)	500,000	500	—	—	62,000	—	—	62,500
Issuance of common stock for services (March 2008)	750,000	750	—	—	176,750	—	—	177,500
Share-based compensation to employees (March 2008)	250,000	250			54,750	—	—	55,000
Issuance of warrants for consulting services (March 2008)	—	—	—	—	28,700	—	—	28,700
Exercise of warrants (March 2008)	125,000	125	—	—	(125)	(125)	—	(125)
Share-based compensation to employees (March 2008)	—	—	—	—	2,926	—	—	2,926
Net loss for the year ended March 31, 2008	—	—	—	—	—	—	(1,579,717)	(1,579,717)

Balance, March 31, 2008	40,920,369	40,920	500,000	500	2,310,130	(375)	(2,769,165)	(417,990)
Issuance of common stock for services (April 2008) (unaudited)	1,200,000	1,200	—	—	123,800	(200)	—	124,800
Amortization of options issued to employees (June 2008) (unaudited)	—	—	—	—	8,777	—	—	8,777
Issuance of common stock for services (June 2008) (unaudited)	125,000	125	—	—	14,340	(4,625)	—	9,840
Issuance of common stock for cash (June 2008) (unaudited)	388,889	389	—	—	34,611	—	—	35,000
Conversion of preferred stock (June 2008) (unaudited)	500,000	500	(500,000)	(500)	—	—	—	—
Issuance of options to employees (August 2008) (unaudited)	—	—	—	—	8,778	—	—	8,778
Issuance of common stock for cash (August 2008) (unaudited)	500,000	500	—	—	24,500	—	—	25,000
Issuance of common stock for legal settlement (August 2008) (unaudited)	500,000	500	—	—	38,350	—	—	38,850
Issuance of common stock for legal settlement (June 2008) (unaudited)	3,000,000	3,000	—	—	87,000	—	—	90,000
Net loss for the six month period ended September 30, 2008 (unaudited)	—	—	—	—	—	—	(944,788)	(944,788)

Balance, September 30, 2008 (unaudited)	47,134,258	$47,134	—	$—	$2,650,286	$(5,200)	$(3,713,953)	$(1,021,733)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended September 30, 2008	Six Months Ended September 30, 2007	December 2, 2004 (Date of Inception) Through September 30, 2008
Operating activities:
Net loss	$(944,788)	$(818,149)	$(3,713,953)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Share-based compensation to non-employees	388,718	126,250	1,677,958
Share-based compensation to employees	17,555	505,716	581,197
Amortization of options	8,777	—	20,481
Settlement of lawsuits	128,850	—	128,850
Investment income reinvested	—	—	(2,943)
Amortization	—	—	667
Write off of intangible asset	—	—	4,333
(Increase) decrease in:
Inventory	—	5,988	—
Prepaid expenses	(3,700)	(3,808)	(131,290)
Deposits	2,169	—	—
Increase (decrease) in:
Accounts payable	44,199	21,156	172,869
Accrued payroll	187,755	49,474	546,586
Accrued expenses	75,471	—	174,471
Deferred revenue	—	(20,000)	—

Net cash used by operating activities	(94,994)	(133,373)	(540,774)

Investing activities:
Proceeds from certificate of deposit, restricted	—	3,919	2,943

Net cash provided by investing activities	—	3,919	2,943

Financing activities:
Proceeds from advances from stockholder	—	—	52,528
Proceeds from issuance of notes payable	45,000	(48,753)	45,000
Repayments of notes payable	(25,000)	—	(25,000)
Repayment of stockholder advances	—	—	(49,528)
Advances (repayment) from related party, net	23,940	—	231,140
Payment of stock offering costs	—	(43,976)	(43,976)
Proceeds from sale of stock	60,000	250,000	339,000

Net cash provided by financing activities	103,940	157,271	549,164

Net increase in cash	8,946	27,817	11,333
Cash at beginning of period	2,387	27,905	—

Cash at of end of period	$11,333	$55,722	$11,333

Cash paid for interest	$—	$1,572	$1,005

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Common stock issued for a reduction in advance from stockholder	$0	$0	$3,000

Common stock issued for purchase of intangible assets	$0	$0	$5,000

Common stock issued for a reduction in accounts payable	$0	$0	$2,000

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

Basis of Presentation:

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. The results of operations for the six months ended September 30, 2008 are not necessarily indicative of the results for a full year.

The condensed consolidated financial statements for the period ended September 30, 2008 and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2008 as filed in the Form 10-KSB, filed with the Securities and Exchange Commission on July 15, 2008.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Stem Cell Therapy International, Inc. and its wholly-owned subsidiary, Stem Cell Therapy International Corp. All intercompany accounts and transactions have been eliminated.

2.	Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended September 30, 2008 and the period since December 2, 2004 (date of inception) through September 30, 2008, the Company has had net losses of $944,788 and $3,713,953, respectively and cash used by operations of $94,994 and $540,774, respectively, and negative working capital of $1,021,733 at September 30, 2008. As of September 30, 2008, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing and ultimately increase operations and to achieve a level of profitability. Since inception, the Company has financed its activities

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Notes to Condensed Consolidated Financial Statements

principally from the sale of equity securities and related party advances. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities and debt financing, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

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

On June 19, 2008, the Company entered into a second Amendment to the Reorganization and Stock Purchase Agreement. In accordance with the terms of this second Amendment, the Company and Histostem issued and delivered shares reflecting the acquisition of Histostem into Escrow by the Company pending resolution of outstanding litigation between Histostem Korea and Histostem, Inc. (a United States corporation unrelated to Histostem) (“Histostem USA”). This essentially effectuates an immediate closing of the Histostem acquisition upon the agreement to an outstanding Histostem legal case. In the Amendment the parties also agreed to complete a one for three reverse stock split of the Company’s common stock. That reverse stock split will be completed after filing, mailing and completion of a 14C Information Statement to the Company’s shareholders and appropriate notice and filings with the NASD. As of September 30, 2008 and to the date of this filing, both the Company’s and Histostem’s shares of common stock remain in escrow and have not yet been distributed per the terms of the agreement due to the outstanding legal case, which has yet to be settled nor agreed to by both parties as agreed to per the second amendment.

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

During the six months ended September 30, 2008, the Company borrowed a total of $45,000 from related parties. One of the notes for $25,000 was immediately repaid, which did not result in any interest payments. The remaining note bears interest at 7% per year and is due on demand. As of September 30, 2008, the Company has recorded $472 in accrued interest in the accompanying balance sheet.

5.	Equity

During the six months ended September 30, 2008, the Company issued 1,200,000 shares of common stock valued at $125,000 for consulting services that are to be provided from June 30, 2008 through March 31, 2009.

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

In anticipation of the closing of the Merger and Reorganization agreement discussed in Note 10, the Company has delivered 72,518,053 shares of its common stock into an escrow account. Also, as part of the Merger and Reorganization Agreement, upon completion of the merger, the Company has included consulting terms with two different consultants for five years in exchange for annual payments of $100,000 each and the annual issuance of 250,000 shares of common stock each. In addition, there are approximately 4,000,000 shares of common stock to be issued upon completion of the acquisition, for services rendered related to the acquisition. Although these terms are referred to in the Merger and Reorganization Agreement, the final consulting agreements have not yet been executed.

6.	Stock Options and Warrants

During the six months ended September 30, 2008, the Company issued 722,222 stock options and 625,000 stock warrants in connection with the sale of common stock. As of September 30, 2008, all of the warrants have expired without being exercised.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Notes to Condensed Consolidated Financial Statements

	Shares	Exercise Prices	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at March 31, 2008	3,650,000	$0.19 – 0.25	$0.20
Options granted	722,222	$0.09	$0.08	$0.02
Options exercised	—	—	—
Options cancelled or expired	(722,222)	$0.09	$0.08

Outstanding at September 30, 2008	3,650,000	$0.19 – 0.25	$0.20

Exercisable at September 30, 2008	3,087,500	$0.19 – 0.25	$0.19

The following table summarizes information about options outstanding and exercisable as of September 30, 2008:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$ 0.19 – $ 0.25	3,650,000	7.87 Years	$0.20	8.67 Years	3,087,500	$0.19

There was no aggregate intrinsic value of options outstanding at September 30, 2008, based on the Company’s closing stock price of $0.03. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The fair value of each warrant was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the weekly trading of two similar company’s underlying common stock (as the Company does not have an adequate trading history for an accurate calculation) and other factors.

Expected volatility	88% - 163.2%
Expected dividends	0
Expected term	1 - 10 years
Risk-free interest rate	1.99% - 4.71%

	Shares	Exercise Prices	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at March 31, 2008	400,000	—	—	—
Warrants granted	645,000	$0.07	$0.07	$0.01
Warrants exercised	—	—	—	—
Warrants cancelled or expired	(645,000)	$0.07	$0.07	—

Outstanding at September 30, 2008	400,000	$0.15	$0.15

Exercisable at September 30, 2008	400,000	$0.15	$0.15

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Notes to Condensed Consolidated Financial Statements

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2008:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$ 0.15	400,000	9.01 Years	$0.15	9.01 Years	400,000	$0.15

There was no aggregate intrinsic value of warrants outstanding at September 30, 2008, based on the Company’s closing stock price of $0.03. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the warrants.

7.	Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The basic and diluted weighted average number of shares was 42,857,030, 35,730,809 and 32,710,071 for the six months ended September 30, 2008 and 2007 and the period from December 2, 2004 (Date of Inception) through September 30, 2008, respectively.

Common stock equivalents for the six months ended September 30, 2008 and 2007 and the period from December 2, 2004 (Date of Inception) through September 30, 2008 were anti-dilutive due to the net losses sustained by the Company during these periods.

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

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At September 30, 2008 and 2007, the Company had approximately $1,308,000 and $753,000, respectively, of unrecognized tax benefits. The Company has placed a full valuation allowance against these tax benefits due to the Company’s uncertainty of how future taxable earnings and future recognition of these tax benefits would affect our effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. The tax years 2004-2007 remain open to examination by one or more of the major taxing jurisdictions to which we are subject. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to June 30, 2009.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Notes to Condensed Consolidated Financial Statements

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $3,476,000 at September 30, 2008. The loss carry forwards expire beginning in 2025.

9.	Commitments and Contingencies

Consulting Agreements:

The Company has entered into several consulting agreements with other companies and individuals to provide consulting and advisory services to the Company. The agreements provide for terms ranging from one to three years. Additionally, the consulting agreements required the issuance of 5,989,000 shares of the Company’s common stock valued at $669,209 on the date of the agreement as the shares are non-forfeitable and non-cancelable. As of September 30, 2008, the Company had issued these shares of common stock and has included $110,000 in prepaid expenses for services not yet performed pursuant to the agreements.

During October 2007, the Company entered into an agreement with an attorney to compensate for services provided from September 2007 through May 2008 in exchange for a 2,000,000 common stock warrant with an exercise price of $0.001 and a 10 contractual year term. The warrant was valued at $419,864 using the Black Scholes pricing model and was recognized over the service period of nine months. As of September 30, 2008, the Company has expensed the value of these warrants for services performed pursuant to the agreements.

In connection with the Merger and Reorganization Agreement discussed in Note 10, upon completion of the merger, the Company has included potential consulting terms with two different consultants for five years in exchange for annual payments of $100,000 each and the annual issuance of 250,000 shares of common stock each. Although these terms are referred to in the Merger and Reorganization Agreement, the final consulting agreements have not yet been executed.

Financing Agreements:

During the year ended March 31, 2007, the Company entered into a three year agreement with a consultant to locate financing. As consideration for these consulting services, the Company has agreed to issue 500,000 shares of restricted common stock and a 10% finder’s fee for any funds brought into the Company. As of September 30, 2008, the Company has not entered into any funding agreements, and therefore the third party is not owed any consideration.

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

In March 2008, the Company entered into a consulting services agreement with First Capital Partners LLC to provide consulting services through June 2008 in exchange for 250,000 shares of the Company’s restricted common stock valued at $67,500. For the six months ended September 30, 2008, the Company has recorded the remaining value of $45,000 as consulting expense in the accompanying statement of operations.

The Company is currently involved in a legal dispute over the payment and performance of a consulting agreement. The Company contends that the contract never became effective, and therefore the consultant was not entitled to receive compensation. The consultant contends that the Company and its representatives induced them to begin performance of the services early, based on certain promises. The original contract calls for the consultant to be awarded the compensation of 3,000,000 shares of the Company’s common stock valued at $90,000. The Company has settled the dispute by issuing the stock certificate as per the consulting agreement, pending receipt of a release of liability.

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

Contingencies:

On August 22, 2008, the Company entered into a Settlement and Release Agreement (“the Agreement”) with Princeton Healthcare, Inc. Princeton Healthcare, Inc. and the Company agreed to release and discharge each other, their successors, assigns, directors, officers, employees, shareholders, former directors and officers, from any and all claims, demands, causes of action, fees, costs, interest, attorney’s fees and damages that each ever had against the other for a payment of $60,000 and the issuance of 500,000 shares of common stock. As of September 30, 2008, the Company has paid $10,000 and issued 500,000 shares of common stock valued at $38,850. The Company is scheduled to pay the remaining $50,000 by October 31, 2008; however, as of the date of this filing, no such payment has been made.

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

On June 19, 2008, the Company entered into a second Amendment to the Reorganization and Stock Purchase Agreement. In accordance with the terms of this second Amendment, the Company and Histostem issued and delivered shares reflecting the acquisition of Histostem into Escrow by the Company pending resolution of outstanding litigation between Histostem Korea and Histostem, Inc. (a United States corporation unrelated to Histostem) (“Histostem USA”). This essentially effectuates an immediate closing of the Histostem acquisition upon the agreement to an outstanding Histostem legal case. In the Amendment the parties also agreed to complete a one for three reverse stock split of the Company’s common stock. That reverse stock split will be completed after filing, mailing and completion of a 14C Information Statement to the Company’s shareholders and appropriate notice and filings with the NASD. As of September 30, 2008 and to the date of this filing, both the Company’s and Histostem’s shares of common stock remain in escrow and have not yet been distributed per the terms of the agreement due to the outstanding legal case, which has yet to be settled nor agreed to by both parties as agreed to per the second amendment.

11.	Related Party Transactions

The due to related party account of $231,140 is made up of advances from the majority stockholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $10,400 and $6,800 during the six months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the Company owes Norco $13,362. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in September of 2007, as the Company’s Chief Financial Officer. The Company continues to use Norco for accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

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

We will initially devote most of our efforts toward organization and fund raising for planned clinics and patient operations and limited revenues have been generated from any such operations. The Company has experienced recurring losses from operations since its inception and at September 30, 2008, we had a working capital deficit of $1,021,733 and an accumulated deficit from operations of $3,713,953. As noted in the Report of the Independent Registered Certified Public Accountants report for the audited Stem Cell Therapy International, Inc. financial statements for the period from inception to March 31, 2008, these factors raise doubt about the ability of the Company to continue as a going concern. Realization of the Company’s business plan is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations. This is because we have not generated substantial revenues since inception. Our only other source for cash at this time is through advances or loans from management. We must raise cash to implement our project and stay in business.

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

Results of Operations

As of September 30, 2008 and for the six months ended September 30, 2008 and 2007

We had no revenue during the six months ended September 30, 2008 as compared to $102,960 of revenue for the comparable period in 2007. There were no patients treated during the six months ended September 30, 2008 whereas there were four patients treated during the same period ended 2007. This is primarily due to the fact that management has been concentrating most of its efforts on finalizing the Histostem transaction. There are no immediate plans to enter into any new transactions prior to the completion of the acquisition.

Our cost of goods sold for the stem cell biological material delivered during the six months ended September 30, 2008 was $0 as compared to $39,268 for the same period ended 2007. The decrease in cost of goods sold is due to no patient treatments during 2008 as compared to the same period in 2007.

Gross margins for the six months ended September 30, 2008 was 0% compared to 62% for the six months ended September 30, 2007. The decrease in gross margin is due to the Company treating no patients during the six months ended September 30, 2008, as compared to treating four patients during the same period in 2007.

Legal expenses increased $109,665 to $169,846 for the six months ended September 30, 2008 as compared to $60,181 for the six month period ended September 30, 2007. The increase in legal expense is primarily due to the additional costs in 2008 related to the legal settlements and the due diligence work on the merger.

Consulting expenses increased $166,305 to $300,581 for the six months ended September 30, 2008 as compared to $134,275 for the six month period ended September 30, 2007. The increase in consulting expense is primarily due to the several new consulting contracts entered into and expiring for the 2008 period.

Payroll expenses increased $107,559 to $189,205 for the six months ended September 30, 2008 as compared to $81,646 for the six month period ended September 30, 2007. The increase in payroll expenses is due to the addition of David Stark, CEO and their being a full six months of expense for the employees added in September 2007.

Settlement expense increased $188,850 for the six months ended September 30, 2008 as compared to $0 for the six month period ended September 30, 2007. The increase in settlement expense is primarily due to the settlement of two legal matters during the period.

Selling, general and administrative expenses decreased $509,064 to $95,114 for the six months ended September 30, 2008 as compared to $604,178 for the six months ended September 30, 2007. The decrease in selling, general and administrative expenses for the six ended September 30, 2008 is primarily due to an approximate $488,200 decrease in share based compensation.

Our net loss for the six months ended September 30, 2008 was $944,788 as compared to $818,149 during the same period in 2007. The loss primarily reflects the decrease in revenue and the increases in payroll expenses, professional service fees offset by the decrease in share based compensation.

As of September 30, 2008 and for the three months ended September 30, 2008 and 2007

We had no revenue during the three months ended September 30, 2008 as compared to $82,960 of revenue for the comparable period in 2007. There were no patients treated during the three months ended September 30, 2008 whereas there were three patients treated during the same period ended 2007. This is primarily due to the fact that management has been concentrating most of its efforts on finalizing the Histostem transaction. There are no immediate plans to enter into any new transactions prior to the completion of the acquisition.

Our cost of goods sold for the stem cell biological material delivered during the three months ended September 30, 2008 was $0 as compared to $29,000 for the same period ended 2007. The decrease in cost of goods sold is due to no patient treatments during 2008 as compared to the same period in 2007.

Gross margins for the three months ended September 30, 2008 was 0% compared to 65% for the three months ended September 30, 2007. The decrease in gross margin is due to the Company treating no patients during the three months ended September 30, 2008, as compared to treating three patients during the same period in 2007.

Legal expenses decreased $47,686 to $9,398 for the three months ended September 30, 2008 as compared to $57,084 for the three month period ended September 30, 2007. The decrease in legal expense is primarily due to the expiration of several consulting agreements for legal services and the overall decrease in Company activity while working toward completing the merger agreement.

Consulting expenses decreased $55,849 to $40,439 for the three months ended September 30, 2008 as compared to $96,288 for the three month period ended September 30, 2007. The decrease in consulting expense is primarily due to the decrease in consulting agreements while the Company is working on completing the merger agreement.

Payroll expenses increased $35,583 to $86,250 for the three months ended September 30, 2008 as compared to $50,667 for the three month period ended September 30, 2007. The increase in payroll expenses is due to the addition of David Stark, CEO and their being a full three months of expense for the employees added in September 2007.

Settlement expense increased $188,850 for the three months ended September 30, 2008 as compared to $0 for the three month period ended September 30, 2007. The increase in settlement expense is primarily due to the settlement of two legal matters during the period.

Selling, general and administrative expenses decreased $502,955 to $37,875 for the three months ended September 30, 2008 as compared to $540,830 for the three months ended September 30, 2007. The decrease in selling, general and administrative expenses for the three ended September 30, 2008 is primarily due to an approximate $488,200 decrease in share based compensation.

Our net loss for the three months ended September 30, 2008 was $363,855 as compared to $690,909 during the same period in 2007. The loss primarily reflects the decrease in revenue share based compensation, professional fees, and net of the increase in settlement fees.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended September 30, 2008 and the period since December 2, 2004 (date of inception) through September 30, 2008, the Company has had a net loss of $944,788 and $3,713,953, respectively and cash used by operations of $94,994 and $540,774, respectively, and negative working capital of $1,021,733 at September 30, 2008.

As of September 30, 2008, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin significant operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from shareholder advances and some relatively minor sales of equity securities (as set forth below). The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, debt financing and loans from the Company’s Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

Effective June 27, 2007, the Company entered into an agreement with Newbridge Securities, Corp. (“Newbridge”) to assist the Company on a “best efforts” basis in raising approximately $250,000 in a private offering of up to 2 million shares of restricted common stock at a price of $0.125 per share. As of September 30, 2008, the Company has received $206,024 of proceeds, which represents $250,000 gross proceeds less $43,976 of offering costs.

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

In June 2008, the Company entered into an agreement with Ventana Group to extend a Credit Facility of up to $2,500,000 in bridge financing. The loan will mature the sooner of 180 days from the date of funding with interest accruing at a rate of 1.25% and principal and interest due at maturity. Ventana has the option to convert all or any portion of the loan to equity, with the conversion terms to be determined at a later date. The Company has agreed to pay Ventana a 5% loan fee based on the amount of the draw down on the credit facility and to issue a warrant to purchase shares of common stock equal to 25% of the loan commitment ($2,500,000). The number of warrants and strike price shall be determined using the 45 day average trading price per share of the stock at the time of execution, less a 10% discount. The warrant will be exercisable for 3 years from the date of issuance. The agreement and warrant were terminated in August 2008.

On August 12, 2008, the Company issued 500,000 shares of common stock to an accredited investor for $25,000 cash. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended. In connection with this sale, the Company issued 645,000 warrants, which can be exercised to purchase 645,000 shares of common stock, with a purchase price of $0.07 per common share. The warrants have expired and the proceeds from the sale of common stock are being used for working capital.

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

The Company’s President and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the six months ending September 30, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the President and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s President and Chief Financial Officer does not relate to reporting periods after September 30, 2008.

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

Management, under the supervision of the Company’s President and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2008 under the criteria set forth in the Internal Control-Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 22, 2008, the Company entered into a Settlement and Release Agreement (“the Agreement”) with Princeton Healthcare, Inc. Princeton Healthcare, Inc. agreed to release and discharge each other, their successors, assigns, directors, officers, employees, shareholders, former directors and officers, from any and all claims, demands, causes of action, fees, costs, interest, attorney’s fees and damages that each ever had against the other for a payment of $60,000 and the issuance of 500,000 shares of common stock. As of September 30, 2008, the Company has paid $10,000 and issued 500,000 shares of common stock valued at $38,850. The Company is scheduled to pay the remaining $50,000 by October 31, 2008; however, as of the date of this filing, no such payment has been made.

The Company is currently involved in a legal dispute over the payment and performance of a consulting agreement. The Company contends that the contract never became effective, and therefore the consultant was not entitled to receive compensation. The consultant contends that the Company and its representatives induced them to begin performance of the services early, based on certain promises. The original contract calls for the consultant to be awarded the compensation of 3,000,000 shares of the Company’s common stock valued at $90,000. The Company has settled the dispute by issuing the stock certificate as per the consulting agreement, pending receipt of a release of liability.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective June 16, 2008, the Company issued 388,889 shares of common stock to an accredited investor for $35,000 cash. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

During the six months ended September 30, 2008, the Company issued 200,000 shares of common stock to Mirador Consulting in connection with consulting services to be provided to the Company. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

During the six months ended September 30, 2008, the Company issued 1,000,000 shares of common stock to an attorney for legal services to be provided. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

Effective August 12, 2008, the Company issued 500,000 shares of common stock to an accredited investor for $25,000 cash. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended. In connection with this sale, the Company issued 645,000 warrants, which can be exercised to purchase 645,000 shares of common stock, with a purchase price of $0.07 per common share. The warrants have expired and the proceeds from the sale of common stock are being used for working capital.

During the six months ended September 30, 2008, the Company issued 3,000,000 shares of common stock valued at $90,000, to a consulting company in settlement of a legal dispute. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

During the six months ended September 30, 2008, the Company issued 500,000 shares of common stock valued at $38,850, to a consultant in settlement of a legal dispute. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index. The following exhibits are filed with or incorporated by reference into this quarterly report:

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Chief Executive Officer /Chief Financial Officer certification pursuants to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K.

September 11, 2008 – The Company disclosed the slide show presentation that it was presenting to several potential investors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2008

By:	/s/ David Stark
Name:	David Stark
Title:	President

Date:	November 14, 2008

By:	/s/ Andrew J. Norstrud
Name:	Andrew J. Norstrud
Title:	Chief Financial Officer