Form 10-K/A
period 2008-03-31
Stem Cell Therapy International, Inc.
filed 2009-02-10
CIK 1360479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment 2

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission File Number

000-51931

Stem Cell Therapy International, Inc.

(Exact Name of Registrant as Specified in Charter)

Nevada	88-0374180
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2203 N. Lois Avenue, 9th Floor, Tampa, FL 33607

(Address of Principal Executive Offices)

(813) 600-4088

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  YES    ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  YES    ☒  NO

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  YES    ☒  NO

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at March 31, 2008, was $3,069,028 based upon the closing sale price of $0.075 or the Registrant’s common stock, $.001 par value, as reported by the National Association of Securities Dealers OTC Bulletin Board on July 10, 2008.

There were 40,920,369 shares of the Registrant’s $.001 par value common stock outstanding as of March 31, 2008.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

EXPLANATORY NOTE

The Company has filed the attached Form 10-K/A Amendment No. 2 in response to an SEC Comment Letter dated January 7, 2009.

STEM CELL THERAPY INTERNATIONAL, INC.

FORM 10-K/A INDEX

STEM CELL THERAPY INTERNATIONAL, INC.

This Annual Report on Form 10-K/A and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Stem Cell Therapy International, Inc.’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

COMPANY HISTORY

Stem Cell Therapy International, Inc. (the “Company”) has been engaged in the licensing of stem cell technology, the sale of stem cell products, and the referral of patients to affiliated stem cell clinics through it’s wholly-owned subsidiary Stem Cell Therapy International Corp (“Stem Cell Florida”), which the Company acquired in 2005. The complete history of the Company and its operating subsidiary is as follows:

The Company’s operating subsidiary is Stem Cell Florida. Stem Cell Florida was incorporated in Nevada on December 2, 2004, with the primary purpose of establishing stem cell transplantation clinics and stem cell marketing. Prior to the reverse acquisition, as discussed below, and since inception, Stem Cell Florida was a development stage company whose activities had been limited to raising capital, organizational matters, and the structuring of its business plan. Stem Cell Florida remains in a developmental stage, as the Company continues to focus primarily on developing its business strategy and financing the Company.

The Company was originally incorporated in Nevada on December 28, 1992 as Arklow Associates, Inc. On March 20, 1997, the Company changed its name to The Ultimate Cigar Company, Inc. On July 22, 1999, the Company changed its name to Ultimate Direct, Inc. On January 11, 2005, the Company changed its name to Altadyne, Inc.

On March 20, 2005, R Capital Partners, Inc., a Nevada Corporation (“R Capital”), acquired the Company (then Altadyne, Inc., a shell company).

On September 1, 2005, R Capital, Stem Cell Florida, and the Company (then Altadyne, Inc.) entered into a Reorganization and Stock Purchase Agreement. At that point, the Company had no assets, liabilities or ongoing operations. Pursuant to the agreement, Altadyne acquired 100% of the issued and outstanding shares of common stock of Stem Cell Florida in a non-cash transaction and Stem Cell Florida became a wholly-owned subsidiary of Altadyne. As consideration for 100% of the shares of Stem Cell Florida, the shareholders of Stem Cell Florida acquired (1) shares newly issued by the Company (then Altadyne, Inc.), and (2) certain shares transferred by R Capital. Of the 22,500,000 shares originally held by R Capital, R Capital retained 4,349,196 shares and transferred 4,000,000 shares to finders unaffiliated with R Capital. R Capital transferred the remaining 14,150,804 shares held by it to the shareholders of Stem Cell Florida and others. In addition, the Company issued 11,030,000 new shares to the shareholders of Stem Cell Florida and others. The recipients of these 25,180,804 shares include the shareholders of Stem Cell Florida, unaffiliated consultants in exchange for services, and members of the President’s family in exchange for a reduction in debt owed to the President.

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

COMPANY AND BUSINESS OVERVIEW

The Company’s executive management team are: David Stark, President; Andrew J. Norstrud, Chief Financial Officer; and Lixian Jiang, Chief Operating Officer and Patent Trademark Counsel.

We have been indirectly involved, as a “middle man,” in research and development and practical application within the field of regenerative medicine. SCTI provides allo (human) stem cell biological solutions that are currently being used in the treatment of patients suffering from degenerative disorders of the human body.

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

Members of our U.S. and European Medical and Scientific Advisory Boards review each patient’s condition and medical history. They establish an individual treatment protocol for each patient that includes the appropriate stem cell transplantation therapy, the number of stem cell doses required, special diet and lifestyle recommendations as well as physical therapy and specific exercise and recovery programs. There are no set criteria to determine these questions; the members of each Board use their professional expertise and judgment to determine the treatment protocol on a case by case basis. The Boards consist of independent consultants.

Stem cell transplantation therapy is a field of medicine which uses techniques and technologies that rely on replacing diseased, damaged or dysfunctional cells with healthy, functioning ones. This therapy is similar to the process of organ transplantation where the treatment only consists of the transplantation of allo stem cells into the body rather than entire organs, thus eliminating any chance of rejection, or the need for expensive and potentially dangerous immune suppression drug therapy (the use of drug therapy to suppress the immune system, in order to prevent the immune system from attacking a transplanted organ). See Mayo Clinic Medical Services, “Stem Cell Transplant,” at www.mayoclinic.com/health/stem-cell-transplant/CA00067.

These new techniques are being applied to potentially finding a cure for a wide range of human disorders, including neurological diseases such as Alzheimer’s, Parkinson’s Disease, ALS (which is also commonly known as Lou Gehrig’s disease), leukemia, muscular dystrophy, multiple sclerosis, arthritis, spinal cord injuries, brain injury, stroke, heart disease, liver and retinal disease, diabetes as well as certain types of cancer and can alleviate the side effects of chemotherapy. See “List of Diseases Potentially Treated by the Company’s Technology” below for a more complete discussion.

Since 1981, the study and production of biological preparations from animal and human cells were being carried out within the framework of the scientific programs under the aegis of the National Academy of Sciences, the Medical Academy of Sciences, the Ministry of Public Health and the Coordination Center for Organ, Tissue, and Cells Transplantation within the Ukraine Ministry of Public Health. The applications of biological stem cell preparations have been sanctioned by the Ministry of Public Health of the Ukraine since 1991 (The end of communist control in the Ukraine). See P. Filaroski, “ALS Victim Hunts for Cure in Ukraine Clinic Offers Hope in Stem Cell Treatment,” The Florida Union-Times, July 17, 2002.

We also have affiliate treatment facilities in Tijuana, Mexico and Shenzhen, China.

The Company’s offices are presently located at 2203 N Lois Ave 9th Floor, Tampa, FL 33607. The Company’s website is HTTP://WWW.SCTICORP.COM.

PRINCIPAL PRODUCTS AND SERVICES

We do not directly offer any medical advise, diagnosis or treatment involving Stem Cells, and we do not create stem cells. Instead, we essentially act as a “middle man” between stem cell product suppliers, clinics, and patients.

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

We have established a Medical and Scientific Board of Advisors (the Advisory Board) who act as consultants and whose responsibility is to determine any potential patients’ medical condition based on specific medical test results and other information that is provided by the patient’s treating physician. These consultants are neurosurgeons, M.D.’s, Ph.D.’s, scientists and research fellows, all of whom are currently working in the field of stem cell treatment and research. The Advisory Board determines the viability of the stem cell transplantation therapy for each potential patient and whether or not the potential patient will benefit from stem cell treatment. If the Advisory Board determines that a patient’s condition will not improve upon receiving the stem cell transplantation, then the patient is not accepted for treatment. However, if the Advisory Board determines that the patient may benefit from stem cell transplantation, then management, the Advisory Board and the patient determine which treatment facility will provide the best possible treatment for the patient’s condition. Each member of the Advisory Board received a one-time award of 10,000 shares of restricted common stock as compensation for the services provided to the Company. These shares are awarded without regard to how many patients are recommended for stem cell therapy, if any. Management believes that it has recruited industry respected individuals to form the Advisory Board and encourages those members to recommend only what is in the best interest of each patient. A potential conflict of interest may exist as the members of the Advisory Board are compensated with restricted common stock and the value of that common stock may be influenced by the number of patient procedures recommended by the Advisory Board. In addition, two members of the Advisory Board are located in Mexico and provide treatment services to patients, which could result in an additional conflict of interest.

In addition, some members of the Advisory Board are requested to perform additional services, such as evaluating new technologies and products that are available for stem cell treatment. In exchange for these services, these members are compensated with additional shares of restricted common stock equivalent in value to the services provided, as determined by the Company’s management.

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

Stem cell transplantation is not a “wonder drug,” or a transplantation of some “wonder cell” that will cure everything. The body of every member of the animal kingdom, including man, is built from about 200 kinds of cells, see P. Dasgupta, “Much Ado about Stem Cells,” The Statesman SciTech Supplement, Aug. 20, 2001, available at http://cactus.eas.asu.edu/ Partha/columns.htm, and since 1998 the Company’s affiliated entities have been able to prepare stem cell transplants and make such transplants available for patient treatment, without immunosuppression.

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

There are crucial differences in the mechanism of the action of Stem Cell Transplantation as opposed to traditional drug (chemical) therapy and organ transplantation; Cell transplantation is a vastly different approach to existing medical therapy. Everything in the living body is in constant motion: electrons, protons, and other elementary particles of each atom, all atoms, all molecules, all cell organelles (the specialized parts of a cell, analogous to a cell’s “organs”), as well as all fluids, which represent between 75% and 55% of body weight. See University of Massachusetts, Amherst Dining Services, “The Six Basic Nutrients,” at

http://www.umass.edu/diningservices/nutrition/six_basic_nutrients.html. Further, there is electromagnetic radiation associated with all such movement, a subject almost completely neglected by medical science. The final result of all of this activity is that every cell in your body (with the possible exception of certain neurons) is programmed to die. All cells of our body are being continuously replaced, albeit each kind with different speed. See generally Christopher Potten and James Wilson, Apoptosis: the Life and Death of Cells, Cambridge University Press (2004) for a complete discussion on the death and replacement of the body’s cells.

It is common knowledge among the medical community that generally in every disease the principal cells of a diseased organ die faster than the sick body is able to replace them. When the quantity of principal cells of a diseased organ drops below a certain limit, the organ dies. If it is a vitally important organ, without which one cannot live, such as the heart, liver or brain, for example, and surgeons cannot replace such a dying organ, the sick organism will die, as well. Current medicine knows of one treatment only when it becomes mandatory to replace dead cells, tissues, or organs—transplantation. Transplantations of organs from human donors, such as heart, kidney, liver, etc., have become fairly common nowadays. See “The Future of Organ Transplantations,” at http://www.itvisus.com/programs/cemr/press_futureorgan.asp. These are life saving major surgical procedures, usually done as a “treatment of last resort.”

Besides the obvious surgical risk, there is always a problem of rejection. See “Transplant Rejection,” at http://en.wikipedia.org/wiki/Transplant_rejection. The body of the recipient patient rejecting a transplanted organ from another body is almost always guaranteed as an issue in transplantation surgery, and the only way to prevent it is by taking immunosuppressants (drugs used to suppress the immune system) for the rest of the patient’s life. These drugs can stop a rejection for some time, but only at the expense of serious, often life-endangering, complications. By suppressing the patients’ immune system it leaves the patient vulnerable to many types of infectious diseases. See “Immunosuppression,” at http://en.wikipedia.org/wiki/ Immunosuppression.

Some organs cannot be transplanted, such as the brain, spinal cord, eyes, neural system or the immune system, so that many diseases cannot be treated by organ transplantation. See “Whole Body Transplant” at http://en.wikipedia.org/wiki/B rain_transfer; Boulder Eye Surgeons, “Basic Eye Facts,” at http://www.bouldereyesurgeons.com/basiceyefacts.htm; F. Wilt, “Continuation of Discussion of Cloning,” at http://mcb.berkeley.edu/courses/mcb31/lect10.html.

Transplantation of bone marrow hematopoitic stem cells was introduced into clinical practice in the 1950s, approximately the same time as the first successful organ transplantation. See The Fred Hutchison Cancer Research Center, “The History of Transplantation,” at http://www.fhcrc.org/science/clinical/ltfu/faqs/transplantation.html; The Southeast Tissue Alliance, “History of Organ and Tissue Transplantation,” at http://www.donorcare.org/ about_history.html. The Company believes that stem cell transplantation will dominate the medicine of the 21st century. The main reasons for such statements are:

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

2) One of the reasons why stem cell transplantation is such a simple procedure for a patient to go through is the principle of “homing.” Homing means that the respective stem cells do not have to be implanted directly into a damaged organ, (e.g. liver stem cells into liver), they can be implanted into more accessible superficial tissues, (e.g. under certain connective tissues of an abdominal muscle), because they will find their way into the damaged organ, as if “attracted” by it. See National Heart, Lung, and Blood Institute, “Homing Determinants in Stem/Progenitor Cells,” 25 NIH Guide No. 24 (1996), available at http://grants.nih.gov/grants/guide/rfa-files/RFA-HL-96-020.html.

3) The Company believes that every diseased organ in the human body can be treated by stem cell transplantation.

4) Besides serving as a replacement for dead cells of a diseased organ, the transplanted cells can bring back to life (or repair) those cells of such organ which actually have not died, just stopped functioning properly as a result of the disease. In other words, besides transplanting new stem cells there is another mechanism of action of stem cell transplantation: a direct stimulation of regeneration (or repair) of existing organs at the cellular level. See O. Lindvall et al., “Stem Cells For the Treatment of Neurological Disorders,” 441 Nature 1094 (2006), available at http://www.nature.com/nature/journal/v441/n7097/full/nature04960.html

5) If stem cells are properly prepared, such as by the methods employed by the Company, they can be implanted without immunosuppression, and thus avoid all complications caused by the use of such medications. For clinical examples of the use of stem cells without the need for immunosuppression, See Makkar, R. et al., “Intramyocardial Injection of Allogenic Bone Marrow-Derived Mesenchymal Stem Cells Without Immunosuppression Preserves Cardiac Function in a Porcine Model of Myocardial Infarction,” 10 J. Cardiovascular Pharmacology & Therapeutics 225 (2005), available at http://cpt.sagepub.com; Johns Hopkins Heart Institute, “Stem Cell Therapy Effectively Treats Heart Attacks in Animals,” at http://www.hopkinsmedicine.org/ Press_releases/2004/

WHAT IS STEM CELL TRANSPLANTATION?

Stem cells can be compared to floating voters - they have yet to make up their minds. They are unspecialized cells that can renew themselves indefinitely and develop into specialized, more mature cells. They have the potential to be useful in repairing or replacing damaged body parts, and the hope is that they could be the basis for future treatments of many diseases, including Alzheimer’s and Parkinson’s diseases, spinal cord injuries, multiple sclerosis and diabetes.

Stem cells can potentially be derived from several sources: (1) from embryos while they are still microscopic clusters of cells; (2) from fetal tissue, usually from aborted fetuses; and (3) perhaps with greater technical difficulty, from adult organs, for example from bone marrow during transplantation. See St. Jude’s Children’s Research Hospital, “Stem Cell Sources,” at http://www.stjude.org/stem-cell-trans/0,2527,419_4135_6103,00.html.

Possible sources of embryonic stem cells are embryos left over from fertility treatment that would otherwise be discarded, and specially created embryos. Embryos could be specially created using standard in vitro fertilization (IVF) techniques, whereby a sperm cell and an egg cell are combined. Other methods are cloning techniques, such as cell nuclear replacement (where the nucleus of an adult cell is introduced into an unfertilized egg), and parthenogenesis (where an egg cell is activated into commencing development without being fertilized). A potential advantage of cloning is that it could avoid the recognition by the recipient’s immune system of the tissue developed from the stem cells as foreign, and rejection of the tissue. Once isolated, stem cells can be cultured and stored. As well as being potentially useful in treating disease (therapeutic cloning), cloned embryos could be implanted into a woman with a view to the birth of a child (reproductive cloning). See The Royal Society, “Stem Cells and Cloning,” at http://www.royalsoc.ac.uk/landing.asp?id=1202 for a complete resource on stem cells and cloning. Neither the Company nor its affiliates have any plans to clone human embryos.

Human embryonic stem cells were successfully isolated and cultured from embryos in the United States in 1998. These embryos were produced for clinical purposes, and donated for the research. See “What is the History of Stem Cell Research?” at http://www.allaboutpopular issues.org/history-of-stem-cell-research-faq.htm.

In summary:

•

Stem Cell Transplantation is a surgical procedure that has its origins in bone marrow transplants first performed in the 1950s, and has the potential to treat many conditions for which modern medicine has had no therapy, or for which ‘state-of-art’ therapies stopped being effective;

•	Stem cell transplantation is not a ‘wonder drug’;

•	Stem cell transplantation directly stimulates repair of the damaged cells of any and all organs and tissues, and replaces dead or non-functioning cells;

•	Stem cells can be of human (allo-) or animal (xeno-) origin; and

•	Stem cell transplantation can be done through implantation by injection, minor or major surgery, or by surface application.

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

HEALTHY STEM CELLS

Healthy stem cells circulate and are attracted to damaged or injured cells Chemokine Receptors

BASIC STEM CELL CYCLE

The following photographs are an example of a topological application of stem cells for burn patients. The patient depicted in the following graphics was treated by our affiliate clinic in Kiev, which is run by ICT. All photographs of the patient were produced by ICT.

Burn patient’s state, before and after stem cell vs. traditional tissue regeneration therapy. (Course of this treatment was 30 days)

Burn patients condition 30 days after beginning stem cell therapy and tissue regeneration therapy. Stem cell biological solution applied 10 days prior to picture being taken.

STEM CELL INDUSTRY CONSIDERATIONS

In the nascent, but rapidly growing field of stem cell therapies, products are a long way from being commercialized. However, the market potential for stem cell therapies products is very large. See generally “Cell Therapy Commercialization: Applying Stem Cell and Related Strategies,” Drug and Market Development Publishing, January, 2006.

Much has been made of President Bush’s 2001 executive order limiting the use of federal funds for human embryonic stem-cell research. With this absence of federal funding for stem cell research, researchers and stem-cell supporters are seeking private investment to drive the science and the industry forward.

According to an abundant and diverse body of clinical studies, scientists believe embryonic stem cells, which can grow and assimilate into any type of body tissue, could eventually provide a unique way to repair damaged or diseased tissue and treat or cure ailments including Parkinson’s disease, Alzheimer’s, diabetes and even spinal cord injuries. See “List of Diseases Potentially Treatable by the Company’s Technology,” below page 15. Supporters say the laboratory creation and study of these lines, which could number in the hundreds, is crucial to the advancement of the research.

Private donations have also spurred discovery of new stem-cell lines at Harvard, which subsequently created the Stem Cell Institute, and the University of Wisconsin, the University of California and Johns Hopkins have all made advancements in stem-cell research.

According to an editorial published in RED HERRING (Feb 2003), stem cell therapies are poised to capture what could be the biggest new market to hit biotech in a decade, nearly equal to the whole biotech industry at present. This estimate doesn’t even address the market for stem cells capable of repairing damaged vital organs like the brain, heart, and kidneys.

California’s Proposition 71 currently allocates $3 billion funding for stem cell research and development. Other states are rapidly following suit. On April 7, 2006, for example, the governor of Maryland signed a new bill into law setting aside $15 million for stem cell research.

According to the website of the U.S. NIDDK (National Institute of Diabetes, Digestive & Kidney Diseases) 18.2 million people - 6.3% of the population - suffer from diabetes mellitus in the U.S. in 2000 and over 194 million globally.

LIST OF DISEASES POTENTIALLY TREATED BY THE COMPANY’S TECHNOLOGY:

Together with independent clinical research studies, our affiliates’ successful clinical results with about thirty patients, which the company considers quite an adequate number considering the developmental stage our industry is in, have demonstrated several categories of diseases that potentially can be cured or otherwise treated by the use of stem cell transplantation therapy.

The following is a non-exhaustive list of diseases that have either actually been treated with stem cell therapy, or have had positive clinical results that indicate that the disease may be treatable in the not-so-distant future:

Cancers and other Malignant Growths

•	Acute and Chronic Leukemia

•	Myelodysplastic Syndromes (Pre-Leukemia)

•	Hodgkin’s Disease and other Lymphomas

•	Neuroblastoma

•	Brain Tumors

•	Ewing Sarcoma

•	Ovarian Cancer

•	Renal Cell Carcinoma

•	Small-Cell Lung Cancer

•	Testicular Cancer

Sources: Family Cord Blood Services, “Stem Cell Applications,” at http://www.familycordbloodservices.com/applications_list.cfm (hereinafter “FCBS”); Cord Blood Registry, “Current Stem Cell Applications,” at http://www.cordblood.com/cord_blood_banking_with_ cbr/banking/diseases_treated.asp (hereinafter “CBR”); Czyz, J. et al., “Outcome and Prognostic Factors in Advanced Hodgkin’s Disease Treated with High-Dose Chemotherapy and Autologous Stem Cell Transplantation: a Study of 341 Patients” 15 ANNALS OF ONCOLOGY 1222 (2004), available at http://annonc.oxfordjournals.org.

Immunodeficiencies

•	Autoimmune Diseases

•	HIV/AIDs

•	Multiple Sclerosis

•	Rheumatoid Arthritis

•	Systemic Lupus Erythematosus

•	Histiocytic Disorders

•	Familial Erythrophagocytic Lymphohistiocytosis

•	Hemophagocytosis

•	Histiocytosis-X

•	Langerhans’ Cell Histiocytosis

•	Congenital Immunodeficiencies

•	Absense of T & B Cells

•	Absense of T Cells

•	Ataxia-Telangiectasia

•	Bare Lymphocyte Syndrome

•	Common Variable Immunodeficiency

•	DiGeorge Syndrome

•	Kostmann Syndrome

•	Leukocyte Adhesion Deficiency

•	Omenn’s Syndrome

•	Severe Combined Immunodeficiency

•	Wiskott-Aldrich Syndrome

•	X-Linked Lympho-proliferative Disorder

•	Other Immune Disorders

•	Neutrophil Actin Dysgenesis

•	Reticular Dysgenesis

•	Chediak-Higashi Syndrome

•	Chronic Granulomatous disease

Sources: CBR; FCBS; Hearthstone Communications, Ltd., “Women’s Health Information: Diseases Treated by Cord Blood,” (2006) at http://www.womens-health.co.uk/diseases_treated.html (hereinafter “Hearthstone”); E. Rivero, “UCLA AIDS and Stem Cell Researchers Discover Way to Develop T-cells From Human Embryonic Stem Cells, Raising Hopes for a Gene Therapy to Combat AIDS,” UCLA NEWS, July 3, 2006, available at http://www.newsroom.ucla.edu; Z. Galic, et al., “T lineage Differentiation from Human Embryonic Stem Cells,” PROC. NATL. ACAD. SCI. (2006), published online before print at http://www.pnas.org; R. Burt et al., “Hematopoietic Stem Cell Transplantation: A New Therapy for Autoimmune Disease” 4 THE ONCOLOGIST 77 (1999), available at http://alphamedpress.org.

Metabolic Diseases

•	Endocrine Diseases:

•	Diabetes Type 1 & 2

•	Diabetic complications

•	Hypothyroidism

•	Suprarenal insufficiency

•	Cystic Fibrosis

•	Leukodystrophy:

•	Krabbe’s Disease (globoid cell leukodystrophy)

•	Adrenoleukodystrophy

•	Metachromatic Leukodystrophy

•	Gaucher’s disease

•	Niemann-Pick Disease

•	Mucoplysaccharide Deficiencies:

•	Mucopolysaccharidoses (MPS)

•	Hurler’s Syndrome (MPS-IH)

•	Scheie Syndrome (MPS-IS)

•	Hunter’s Syndrome (MPS-II)

•	Sanfilippo Syndrome (MPS-III)

•	Morquio Syndrome (MPS-IV)

•	Maroteaux-Lamy Syndrome (MPS-VI)

•	Sly Syndrome, Beta-Glucuronidase Deficiency (MPS-VII)

Sources: CBR; Hearthstone; D. Castillo, “In Stem Cells, Researchers see Hope for Cures” MISSOURIAN NEWS, April 28, 2006, available at http://www.columbiamissourian.com/news/story.php?ID=19662 (hereinafter “Castillo”).

Neurological Diseases

•	Adulthood/Age-Related:

•	Alzheimer’s Disease

•	Huntington’s Disease

•	Lou Gehrig’s Disease

•	Parkinson’s Disease

•	Neurological Birth Defects:

•	Autism

•	Cerebral Palsy

•	Down’s Syndrome

•	Epilepsy

•	Serious traumas of the spinal cord and cerebrum

•	Other Nervous System Disorders:

•	Depression

•	Loss of Memory

•	Migraine

•	Cerebral spastic infantile paralysis

•	Neuritis

•	Consequences of a cranio-cerebral trauma

•	Encephalitis

•	Stroke and its Consequences

Sources: CBR; Castillo; Business Communications Company, Inc., “Down’s Syndrome Stem Cells Studied,” APPLIED GENETICS NEWS, Feb. 2002, available at http://www.findarticles.com; R. Parker, “Depression Tied To Hippocampal Stem Cells,” FUTURE PUNDIT, Oct. 30, 2002, available at http://www.futurepundit.com/archives/000477.html; Harvard Stem Cell Institute, “Nervous System Diseases Program,” at http://stemcell.harvard.edu/research/disease/neuro; Center for Immunotherapy and Cell-Based Technologies, “Stem cell therapy for the spinal cord injury treatment” at http://www.transplantation.ru/spinal-cord-injury-treatment.php.

Blood and Bone Marrow Disorders

•	Myeloproliferative Disorders

•	Acute Myelofibrosis

•	Agnogenic Myeloid Metaplasia

•	Essential Thromocythermia

•	Polycythemia Vera

•	Inherited Red Cell Abnormalities:

•	Beta Thalassemia Major

•	Blackfan-Diamond Anemia

•	Pure Red Cell Aplasia

•	Sickle Cell Anemia

•	Inherited Platelet Abnormalities

•	Amegakaryocytosis/ Congen-ital Thrombocytopenia

•	Plasma Cell Disorders

•	Multiple Myeloma

•	Plasma Cell Leukemia

•	Waldenstrom’s Macroglobulinemia

•	Stem Cell Disorders

•	Congenital Cytopenia

•	Dyskeratosis Congenita

•	Fanconi Anemia

•	Multiple Myeloma

•	Paroxysmal Nocturnal Hemoglobinuria

•	Plasma Cell Leukemia

•	Severe Aplastic Anemi

Sources: CBR; FCBS; Hearthstone.

Other Organ-Specific Diseases

•	Cardiovascular system diseases:

•	Myocardial infarction (heart attack)

•	Cerebral atherosclerosis (Stroke)

•	Essential hypertension

•	Ischemic heart disease

•	Neurocirculatory dystonia.

•	Muscular Dystrophy

•	Systemic diseases of connective tissue:

•	Atrophic arthritis

•	Systemic angiitis

•	Systemic lupus

•	Systemic scleroderma

•	Systemic sclerosis

•	Rheumatism

•	Respiratory diseases:

•	Bronchial Asthma

•	Bronchitis

•	Chronic Pneumonias

•	Chronic Obstructive Pulmonary disease

•	Congenital Lung Hyoplasia

•	Pulmonary Fibrosis

•	Liver diseases:

•	Cirrhosis

•	Viral and Toxic Hepatitis

•	Liver Fibrosis

•	Kidney and urinary tract diseases:

•	Pyelonephritis

•	Cystitis

•	Urethritis

•	Urinary Incontinence

•	Obstetrics and gynecology:

•	Premature detachment of the placenta

•	Pre-term delivery

•	Toxicosis of pregnancy

•	Fetal hypotrophy

•	Menopause

•	Climacteric neuroses

•	Skin diseases:

•	Psoriasis

•	Tropic ulcers

•	Dermatitis

•	Ocular diseases:

•	Retinal Degeneration

•	Dental and oral cavity diseases.

•	Osteopetrosis

Sources: CBR; FCBS; Castillo; J. Morser et al., Eds., STEM CELLS IN REPRODUCTION AND IN THE BRAIN (2006); S. Terai et al., “Improved Liver Function in Liver Cirrhosis Patients after Autologous Bone Marrow Cell Infusion Therapy,” STEM CELLS (2006), electronically published ahead of print, abstract available at http://stemcells.alphamedpress.org/cgi/content/abstract/2005-0542v1;The Royal Society, “Dr Fiona Watt FRS—Getting under the skin,” at http://www.royalsoc.ac.uk/page.asp?id=1567 (2006); L. Hemphill, “Dental stem cells have been characterized for tooth tissue engineering,” at http://www.eurekalert.org (2006); R. Nash et al., “Allogeneic Marrow Transplantation in Patients with Severe Systemic Sclerosis: Resolution of Dermal Fibrosis,” 54 ARTHRITIS & RHEUMATISM J. 1982 (2006); L. Bergeron, “Behind method for activating adult stem cells, a shaggy-mouse story,” STANFORD REPORT, August 24, 2005, available at http://news-service.stanford.edu/news/2005/august24/mice-082405.html; Home Office (UK), “Stem Cell Therapy for Ocular Disease,” ANIMALS IN SCIENTIFIC PROCEDURES (2006), Abstract available at http://scienceandresearch.homeoffice.gov.uk/animal-research/publications; S. Ricardo, “Stem Cells in Renal Regeneration and Repair,” at http://www.med.monash.edu.au/anatomy/research/kidney-scarring.html (2005); Stem Cell Network, “Research Overview,” at http://www.stemcellnetwork.ca/research/overview.php (2005); Harvard Stem Cell Institute, “Cardiovascular Disease,” at http://stemcell.harvard.edu/research/disease/cardio (2005); “Stem Cells ‘To Treat Liver Harm’” BBC NEWS, December 16, 2004, available at http://news.bbc.co.uk; I. Neuringer and S. Randel, “Stem Cells and Repair of Lung Injuries,” 5 RESPIRATORY RESEARCH 6 (2004), available at http://respiratory-research.com; “Stem Cells Offer Hope for Urinary Incontinence” HEALTH DAY NEWS, Nov. 29, 2004, available at http://www.medicineonline.com/conditions/article.html?articleID=3055; A. Perillo et al., “Stem cells in gynecology and obstetrics,” 46 PANMINERVA MEDICA 49 (2004), available at http://www.minervamedica.it/index2.t; “Healing the Heart with Stem Cells” BLOOD WEEKLY, Sept. 4, 2003, available at http://www.newsrx.com/newsletters/Blood-Weekly/2003-09-04.html; “Bone Marrow Cells Capable of Becoming Kidney Cells,” DAILY UNIVERSITY SCIENCE NEWS, July 25, 2001, available at http://unisci.com; Department of Health and Human Services, “Can Stem Cells Repair a Damaged Heart?” in “Stem Cells: Scientific Progress and Future Research Directions” (2001), available at http://stemcells.nih.gov/info/scireport; P. Goodenough, “Adult Stem Cells May Help Treat Kidney Disease,” at http://www.cnsnews.com/Culture/archive/200107/CUL20010725b.html (2001); Department of Health and Human Services, “Stem Cells and Diabetes,” in “Stem Cells: Scientific Progress and Future Research Directions,” (2001), available at http://stemcells.nih.gov/info/scireport; R. K. Burt et al., “Intense Immune Suppression for Systemic Lupus—the Role of Hematopoietic Stem Cells,” 20 J. CLINICAL IMMUNOLOGY 31 (2000); C. Padovan et al., “Angiitis of the Central Nervous System after Allogeneic Bone Marrow Transplantation?” 30 STROKE 1651 (1999), available at http://stroke.ahajournals.org/cgi/content/full/30/8/1651; J. Mastrandrea et al., “Hemopoietic Progenitor Cells in Atopic Dermatitis Skin Lesions,” 9 J. INVESTIGATIONAL ALLERGOLOGY & CLINICAL IMMUNOLOGY 386 (1999).

Other Applications

•	Surgical Diseases

•	Osteomyelitis

•	Fractures

•	Reconstructive Operations on Bone Tissue

•	Male and female sexuality:

•	Impotency

•	Sterility

•	Contraception

•	Gerontology and Anti-Aging

•	Rejuvenation SC Therapy

•	Increasing vitality

•	Slowing down pre-senility

•	Relieving age-related pathologies

•	Prolonging life

•	Improving memory

•	Improving quality of life

Sources: C. Weinand et al., “Hydrogel-Beta-TCP Scaffolds and Stem Cells for Tissue Engineering Bone,” 38 BONE 555 (2006); T. Rando, “Stem Cells, Ageing and the Quest for Immortality,” 441 NATURE 1080 (2006), available at http://www.nature.com/nature/journal/v441 /n7097/full/nature04958.html; Center for Immunotherapy and Cell-Based Technologies, “Stem Cell Therapy for Chronical Osteomyelitis,” at http://www.transplantation.ru/osteomyelitis.php (2006);National Institutes of Health, Clinical Trials, “Autologous Implantation of Mesenchymal Stem Cells for the Treatment of Distal Tibial Fractures” at http://www.clinicaltrials.gov/ct/gui/show/NCT00250302 (2005); “Researchers Identify Gene Linked To Sperm-producing Stem Cells In Mammals,” SCIENCE DAILY, May 24, 2004, available at http://www.sciencedaily.com/releases/2004/05/040524060300.htm; M. MATTSON, ED., STEM CELLS: A CELLULAR FOUNTAIN OF YOUTH (ADVANCES IN CELL AGING & GERONTOLOGY) Elsevier Publishing Company (2002); R. Parker, “Depression Tied To Hippocampal Stem Cells,” at http://www.futurepundit.com/archives/000477.html (2002).

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

LICENSE AGREEMENT WITH INSTITUTE OF CELL THERAPY

Effective September 1, 2005, the Company entered into a ten year licensing agreement with the Institute of Cell Therapy, a company incorporated and organized under the laws of Kiev, Ukraine (“ICT”). Pursuant to the agreement, the Company issued ICT 5,000,000 shares of the Company’s common stock recorded at the fair market value of the Company’s common stock of $5,000. The agreement grants the Company a right and license in most parts of the world to utilize patents, processes and products owned or produced by ICT in connection with the operation of the Company’s business. In exchange for the license, the Company agrees to exclusively purchase all biological solution of stem cell Allo Transplant materials from ICT. Such Allo Transplant materials shall be at a cost of $6,500 per patient per condition. The licensing agreement guarantees a minimum purchase of 60 portions per twelve month period. In the event that the Company is unable to purchase the minimum quantities, ICT will be entitled to draw upon the irrevocable letter of credit at the rate of $2,000 for every portion less than the minimum required purchase. The Company had provided ICT with a $120,000 irrevocable letter of credit in ICT’s favor for the first three years of the agreement. In the event the Letter of Credit is drawn upon, the Company agreed to replenish the Letter of Credit to the extent of any such draws. As of September 2006, the Company had not met the first year’s minimum purchase requirement and ICT withdrew $116,000 on the letter of credit, which has been included in the cost of goods sold in the accompanying Consolidated Statements of Operations for the year ended March 31, 2007 and the period from inception through March 31, 2008. However, ICT was unable to provide the product as requested and the Company was required to purchase the stem cell materials from alternative sources. Management believes that ICT’s inability to provide the requested stem cell materials relieves the Company of its obligations to replenish the letter of credit and to fulfill the minimum purchase requirements. As such, the accompanying consolidated financial statements do not reflect any liability for the Company’s failure to purchase the minimum amount of stem cell materials under the above mentioned license agreement and as of the date of this filing, ICT has not made any claims against the Company. The agreement with ICT was terminated during the year ended March 31, 2008.

NUMBER OF PATIENTS TREATED BY THE COMPANY’S AFFILIATES:

The company does not directly treat patients with Stem Cell Therapy, but instead refers patients to clinics affiliated with the Company. The following table reflects the treatments to date by clinics affiliated with the Company, including the types of diseases treated and the number of patients treated for each disease:

Diseases treated with SCTI Patient specific Stem cell transplants	Numbers of Patients Treated
Type 1 Diabetes & Type 2 Diabetic complications	5
Stroke	1
Multiple Sclerosis	2
Acute Leukemia	4
Rectal Cancer	1
Congenital Aplastic Anemia	2
Acquired Aplastic Anemia	4
Closed abdominal injury, traumatic kidney rupture, nephrectomy	1
Neuro-degenerative diseases	3
Sigmoid colon cancer	1
Severe Skin Burn Patient	1
Liver cirrhosis	1
Ovarian carcinoma	3

The Company is presently affiliated with the following two clinics:

1.	Tijuana, Mexico: Dr. Salvador Vargas’s clinic has been offering stem cell transplants since 2000.

2.	Shenzhen, China

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

MANUFACTURING

Basic Approach

The basis of stem cell therapy is the presence of preparations of allo stem cell biological solutions. The Company holds licensing rights to a patented unique biological solution, which consists of hematopoietic human stem cells, numerous low-molecular proteins, nutrients, hormones and human growth factors (compounds made by the body to regulate cell division and cell survival). For further reference this whole set will be called a “biological solution.”

Stem cells are a fundamental principle of an organism; they give rise to all 220 types of specialized cells and tissues of an organism. They are present in the human embryo, placental complex, an adults’ bone marrow and also in insignificant number in other tissues. Their main feature is an ability to regenerate: they are capable of making identical copies of themselves for the lifetime of the organism. To put it simply, they are theoretically eternal. In reality, as a result of enduring infections, traumas, hereditary infringements, harmful factors of the environment and emotional stresses stem cells lose their ability of endless regeneration and basically that is the starting point of the aging processes and appearance of the long-term diseases which in turn stop the processes of the stem cells division. If at birth their content equals one stem cell to 10 thousand, then at the age of 50 it is already one to half a million and at the age of 70, one to a million of the hematopoietic cells. See generally Christopher Potten and James Wilson, Apoptosis: the Life and Death of Cells, Cambridge University Press (2004).

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

Stem cells actively perform their main responsibility - they replace the sick and old cells of an aging organism rejuvenating it, which cannot be done by any other medicine. Also, highly active regulating factors are present within the cells suspension which exist and work only during an embryonic period of the organism’s development. That is why the cells suspension introduction in the adult organism and engraftment of stem cells among the aging and pathologically altered cells of this organism creates a unique situation when the most powerful development, renewal and functions’ ensuring factors that only exist start constantly influencing the cells and organs of the adult organism.

These biological preparations in their complex state influence:

•	normalization and stimulation of the metabolism

•	rise in the activity of the immune and neuro-endocrinal systems

•	strongly marked antineoplastic action;

•	delay pre-senility, dynamically rejuvenating the organism

•	strongly marked medical effects upon diversified pathologies

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

QUALITY CONTROL

The efficiency of stem cell therapy is ensured through the latest special methods of bacteriological and virological control which guarantee the highest quality of preparations. Every preparation prepared for use is supplied with its own certificate containing test results which certify the safety of this biological preparation. The patient’s safety assurance totally corresponds with international Standards of Activity of the European and American Tissue Banks Association.

The Company warrants that a batch of allo stem cell biological solution for transplants are individually prepared for a specific patient have been manufactured in accordance with and in strict compliance with Good Manufacturing Practice (“GMP”), and following the regulations of the U. S. Food and Drug Administration (the “FDA”) as well as the respective regulatory agencies of the European Union. GMP is a set of guidelines established by the FDA regarding the production or manufacture of any drug or biological products. The FDA certifies and enforces US manufacturers that comply with the GMP standards. Although the Company is not GMP certified or GMP enforceable since its manufacturing facilities are located outside of the U.S., we have voluntarily complied with all GMP standards. More information on GMP standards is available at www.gmp-online-consultancy.com.

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

There is no assurance that the Company will be able to compete successfully against any such current and any developing future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company.

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

From a regulatory viewpoint stem cell transplant represents a very unique product, which really is not really a “product” at all, because it does not fulfill the legal definition of a medicinal “product.” The FDA’s regulations label live cell transplants as products, while under German law they are classified neither as drugs nor as medications, because:

•	they are individually prepared for each patient,

•	they are for one time use only, by implantation on a pre-determined date,

•	the implantation is carried out by a physician who wrote a prescription for the stem cell transplants used,

•	stem cell transplants have no ‘shelf-life’, and

•	they are not distributed through the usual channels.

The response of many governments to reproductive cloning is a complete ban, but approaches to therapeutic cloning vary quite widely. The United States presidency and various European bodies and institutions are taking a restrictive approach to embryonic stem cells, while the United Kingdom has passed relatively permissive legislation.

The United States

The United States’ regulation falls into two main areas: control of federal funds for research, and the broader question of regulation of the activities themselves. Following an announcement by President Bush on August 9, 2001, United States federal funds became available only for stem cell research on embryonic cell lines already in existence. Before that, more liberal National Institutes of Health (“NIH”) Guidelines had recommended that funds were to be available for the creation and use of stem cells from spare IVF embryos. The 64 embryonic cell lines identified by US officials as already being in existence, and therefore a suitable subject for federally funded research, were generated by various institutes in the United States, Sweden, Australia, India, and Israel. We currently plan to seek research funding from the NIH, and will consider seeking research funding from other government health agencies in the future.

Separately from the funding issue, the regulation of embryonic stem cell research is being actively considered by the US Government. On July 31, 2001, the House of Representatives voted for a broad ban on human cloning that would prohibit cloning for research purposes as well as for reproduction. The resulting law imposes heavy financial penalties and terms of imprisonment on those who generate cloned embryos, and thus affects both privately funded and NIH-supported research. Fortunately, the Company’s lines of allo transplants are outside of this regulation, both because we do not engage in any cloning activities, and because we do not engage in any stem cell production, research, or development in the United States. Further, since all of our stem cell activities are performed in jurisdictions where such activities are legal, we do not currently have any obligation to obtain government approval for our activities, and do not currently have any compliance costs. However, there is no assurance that we will not face costs or the need for government approval with regard to future regulations or the regulations of any country into which we may expand our operations in the future. Germany and the Rest of Europe

Germany’s highest court re-affirmed its approval of therapeutic use of cell allo transplantation on February 16, 2000, by its decision in the case number 1 BvR 420/97. Germany had previously approved of this use in the early fifties.

This German decision had serious implication for the remainder of the European Community (“EC”) as well. Under the European Community Council Directives, all Member States of EC are obliged to accept laws and regulations of other member States of European Community dealing with medical therapeutics for human use, and that includes stem cell transplantation.

All applicable regulations of the Public Health Service, and EU Directives, were incorporated in our manufacturing technology, and that was of enormous importance in order to attain the heretofore unknown ‘state-of-art’ level of safety of stem cell transplantation.

The European Community Council’s Directives are in harmony with this German legal concept, and thus European Community Member States do not classify stem cell allo and/or xeno-transplants as ‘products’ either.

EMPLOYEES

As of March 31, 2008, the Company employed 3 full-time employees, and one part-time employee. The Company also engages independent contractors and other temporary employees in its operations and finance and administration departments. None of the Company’s employees is represented by a labor union, and the Company considers its employee relations to be good. Competition for qualified personnel in the Company’s industry is intense, particularly among Doctors and other technical staff. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ITEM 1A.	RISK FACTORS

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

USE OF FORWARD-LOOKING LANGUAGE; FORECASTS UNRELIABLE: All statements, trend analysis and other information contained in this document relative to markets for the Company’s products and trends in net sales, gross margin and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements are subject to business and economic risks, and the Company’s actual results of operations may differ materially from those contained in the forward-looking statements.

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; ANTICIPATED LOSSES: The Company has a limited operating history on which to base an evaluation of its business and prospects. The Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Nonetheless, there is no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY; As a result of the Company’s limited operating history and the emerging nature of the biotechnological markets in which it competes, the Company is unable to accurately forecast its revenues. The Company’s current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed and expected to increase.

Sales and operating results generally depend on the volume of, timing of and ability to fulfill the number of orders received for the biological solution and the number of patients treated which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company’s planned expenditures would have an immediate adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions which could have a material adverse effect on its business, prospects, financial condition and results of operations.

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company’s control. Factors that may adversely affect the Company’s quarterly operating results include (i) the Company’s ability to retain existing patients, attract new patients at a steady rate and maintain patient satisfaction, (ii) the Company’s ability to manage its production facility and maintain gross margins, (iii) the announcement or introduction of new treatments and/or patents by the Company and its competitors, (iv) price competition or higher prices in the industry, (v) the level of use of the Internet and on-line patient services, (vi) the Company’s ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner, (vii) the level of traffic on the Company’s website, (viii) technical difficulties, system downtime, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company’s business, operations and infrastructure, (x) governmental regulation, and (xi) general economic conditions.

MANAGEMENT OF POTENTIAL GROWTH: LIMITED SENIOR MANAGEMENT RESOURCES: While we cannot be sure we will be successful in growing the Company’s operations, our goal is to rapidly and significantly expand our operations to address potential growth and market opportunities. We intend to seek to accomplish this by adding additional affiliate clinics, and by our marketing efforts. By adding affiliates, our intention is to seek to not only increase the number of patients that can be treated, but increase the visibility of stem cell therapy in general. We believe that the combination of word of mouth and our marketing efforts may lead to a significant growth in demand for our products and services.

This expansion if successful could place a significant strain on the Company’s management, operational and financial resources. The Company will be required to hire new employees including senior management, key managerial, technical and operations personnel who would have to be fully integrated into the Company, operational and financial systems, procedures and controls, and to expand, train and manage its already growing employee base.

The Company also would be required to add finance, administrative and operations staff. Further, the Company’s management would be required to maintain and expand its relationships with Affiliate Treatment Clinics and Medical Facilities, University Labs, Private Labs and Treating Physicians globally.

If we grow rapidly, there is no assurance that the Company’s planned personnel, systems, procedures and controls would be adequate to support the Company’s future operations, that the management would be able to hire train, retain, motivate and manage required personnel or that Company management would be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, its business, prospects, financial condition and results of operations will be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL: The Company’s performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel, particularly the Company’s President, David Stark and Chief Financial Officer, Andrew Norstrud. The Company’s performance also depends on the Company’s ability to employ, retain and motivate its other officers and key employees. The loss of the services of any of its executive officers or future key employees could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. The Company is currently negotiating long-term employment agreements with its executive officers and intends to obtain “key person” life insurance policies. The Company’s future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled doctors, scientists, qualified PhD’s, technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and there is no assurance that the Company will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary doctors, scientists, qualified PhD’s, technical, managerial, marketing and customer service personnel could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

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

There is no assurance that the Company will be able to compete successfully against any such current and any developing future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company.

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

There is no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company’s copyrights, trademarks, trade dress and similar proprietary rights. In addition, there is no assurance that other parties will not assert infringement claims against the Company. The Company is not currently aware of any legal proceedings pending against it.

GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES: The Company is subject to regulation by domestic and foreign governmental agencies with respect to many aspects of stem cell transplantation. In addition, new legislation or regulation could occur. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company’s business, or the application of existing laws and regulations to stem cell transplantation technology could have a material adverse effect on the Company’s business, prospects, financial condition and results or operations.

NO ASSURANCE OF PUBLIC MARKET FOR COMMON STOCK, POSSIBLE LACK OF MARKET MAKERS; VOLATILITY. Although the Company’s stock is currently quoted on the Over-the-Counter Bulletin Board, there is no assurance that a public trading market will continue or develop for the Common Stock. There is also no assurance that the existing trading or any such future market will be characterized as active.

Development of an active trading market for the Company’s Common Stock may depend upon the interest of securities market makers and the investing public which may depend in turn on the Company’s revenues and profits. The prices of securities of companies which are in limited supply in the public securities markets, which could describe the Company, are typically volatile.

POSSIBLE NEGATIVE EFFECT OF COMMON STOCK AVAILABLE FOR FUTURE SALE: A substantial component of the Common Stock issued by the Company is “restricted stock” as defined in SEC Rule 144, promulgated under the Securities Act of 1933. The offer of a significant number of restricted shares of Common Stock in the future in the public market, at or about the same time pursuant to Rule 144 or pursuant to a subsequent registration statement under the Securities Act of 1933 could have a depressive effect on the public market price of the Company’s common stock.

TRADING LIMITATIONS ON STOCK AT A MARKET PRICE OF LESS THAN $5.00 PER SHARE: Management cannot predict the market price of the Common Stock in the public market. At any time that the market price is less than $5.00 per share, certain larger stock brokerage firms may prohibit purchase or sale of the Shares within their clients’ accounts.

All securities brokerage firms effecting purchase orders for clients in the Company’s common stock at a time when the common stock has a market bid price of less than $5.00 per share are required by federal law to send a standardized notice to such clients regarding the risks of investing in “penny stocks”, to provide additional bid, ask and broker compensation and other information to the stockholders and to make a written determination that the Company’s common stock is a suitable investment for the client and receive the client’s written agreement to the transaction, unless the client is an established client of the firm, prior to effecting a transaction for the client. These business practices may inhibit the development of a public trading market for the Company’s common stock during periods that the price of the common stock in the public market is less than $5.00 by both limiting the number of brokerage firms which may participate in the market and increasing the difficulty in selling the Company’s common stock.

NEED FOR FINANCING. In order to continue as a going concern, the Company will require significant additional financing or a merger partner with substantial resources. We cannot guarantee that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Even if we are able to expand our business, we cannot provide certainty that we will be successful or that investors will derive a profit from an investment in our equity. Subsequent to year end, the Company entered into a merger agreement to acquire another Company that should positively impact the Company’s liquidity, however, as of the date of this filing, the agreement has not yet closed, while management believes the transaction will be consummated, there can be no assurance in that regard.

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

During the year ended March 31, 2008, the Company’s shareholders agreed to change the name of the Company to Amstem International Corp. and increased the authorized common stock to 500,000,000 shares. The Company filed and distributed a Schedule 14C to reflect that change.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Stem Cell Therapy International, Inc. common stock is quoted in United States markets on the Over the Counter Bulletin Board (“OTCBB”).

Currently there are 400,000 warrants and 3,650,000 outstanding options to purchase stock.

PENNY STOCK REGULATIONS:

Our common stock is quoted on the OTCBB, under the symbol “SCII”. On July 10, 2008 the last reported sale price of our common stock was $0.075 per share. The Company’s common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. As long as the Company’s common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

The following table shows the high and low per share price quotations of Stem Cell Therapy International, Inc. common stock as reported in the OTCBB for the periods presented. High and low bid quotations reflect inter-dealer prices without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. We completed our acquisition of Stem Cell Therapy Corp.(“Stem Cell Florida”) in the third calendar quarter of 2005. Our stock has been thinly traded.

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

DIVIDENDS

The Company has never declared or paid a dividend on its Common Stock, and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company expects to retain, if any, its future earnings for expansion or development of the Company’s business. The decision to pay dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other relevant factors such as contractual obligations. There can be no assurance that dividends can or will ever be paid.

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

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF STEM CELL THERAPY INTERNATIONAL, INC. AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FILING. STATEMENTS IN THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND ELSEWHERE IN THIS ANNUAL REPORT THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTES “FORWARD-LOOKING STATEMENTS.”

The following management discussion should be read together with the Stem Cell Therapy International, Inc. consolidated financial statements included in this annual report. See “Index to Consolidated Financial Statements” at page F-1. Those financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America.

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

Stem Cell Florida was incorporated in Nevada on December 2, 2004. Following the reverse acquisition, the Company assumed and is continuing the operations of Stem Cell Florida. The Company’s executive management team are: Calvin C. Cao, Chairman and Chief Executive Officer (subsequent to year end, submitted his resignation), David Stark, President, Andrew J. Norstrud, Chief Financial Officer, and Lixian Jiang, Chief Operating Officer and Patent Trademark Counsel.

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

We apply Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB No. 104”) to our revenue arrangements. Currently, our only revenue transactions derive from the licensing of stem cell technology, the sale of stem cell products, and providing informational and referral services; we have no plans to enter into any other revenue transaction in the near future. In accordance with SAB No. 104, we recognize revenue related to these licenses, sales and services upon delivering the license or product, or rendering the services, respectively, as long as (1) there is persuasive evidence of an arrangement, (2) the sales price is fixed or determinable, and (3) collection of the related receivable is reasonably assured. Any payments received prior to delivery of the products or services are included in deferred revenue and recognized once the products are delivered or the services are performed.

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

Our cost of goods sold for the stem cell biological material delivered during the year ended March 31, 2008 was $52,268 as compared to $289,993 for the same period ended 2007. The decrease in cost of goods sold is due to the decreased number of treatments and during the year ended March 31, 2007, a $116,000 charge for an additional payment made to ICT for not meeting the contractual minimum purchase requirement, which, due to ICT’s failure to be able to deliver the product, has caused the minimum purchase requirement to be terminated.

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

•

Payroll expense was $227,296 for the year ended March 31, 2008, which is an increase of $51,091 over the year ended March 31, 2007. This increase was due to the Board of Directors approval of salary increases for the two executives and the addition of a Chief Financial Officer.

•

Professional fees-legal and accounting amounted to $496,594 for fiscal year 2008 as compared to $92,244 for fiscal year 2007. The increase in legal and accounting was due to the Company performing due diligence for potential merger candidates and the addition of another legal firm to assist the Company during the year ended March 31, 2008.

•	Professional fees-consulting amounted to $701,456 for the year ended March 31, 2008 as compared to $357,282 for 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended March 31, 2008 and the period since December 2, 2004 (date of inception) through March 31, 2008, the Company has had a net loss of $1,579,717 and $2,769,165, respectively and cash used by operations of $168,708 and $455,330, respectively, and negative working capital of $430,576 at March 31, 2008.

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

On March 10, 2008, the Company entered into a Reorganization and Stock Purchase Agreement and its amendments (the “Agreement”) with Histostem Co., Ltd., a Korean company (“Histostem”). Pursuant to the Agreement, (as subsequently amended) the Company will acquire 90% of the issued and outstanding stock of Histostem and Histostem’s shareholders will acquire a controlling interest in the Company. The definitive agreement called for closing of the acquisition by April 30, 2008. The newly combined entities will be held approximately 60% by Histostem and 40% by the existing shareholders of the Company. Upon completion of the acquisition, the Company will be renamed AmStem International Corp., increase the authorized number of shares of common stock and seek a new symbol on the over-the-counter bulletin board.

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

Seasonality

As a result of the Company’s limited operating history and the emerging nature of the biotechnological markets in which it competes, the Company is unable to accurately forecast its revenues. The Company’s current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed and expected to increase.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not currently engaged in any off-balance sheet arrangements, as defined by Item 303(c)(2) of Regulation S-B. The Company has not engaged in any off-balance sheet arrangement during the last fiscal year, and is not reasonably likely to engage in any off-balance sheet arrangement in the near future.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on a instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on the financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements and Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standard No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial position.

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

Table of Contents:

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Stem Cell Therapy International, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Stem Cell Therapy International, Inc and Subsidiary as of March 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and for the period from December 2, 2004 (date of inception) through March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that Stem Cell Therapy International, Inc. and Subsidiary will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred significant losses and used cash in operating activities during the year ended March 31, 2008, and had a deficit in working capital at March 31, 2008. These factors, among others as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Aidman, Piser & Company, P.A.

Tampa, Florida

July 14, 2008

Stem Cell Therapy International, Inc. and Subsidiary

(a development stage enterprise)

Consolidated Balance Sheets

	March 31,
	2008	2007
Assets
Current assets:
Cash	$2,387	$27,905
Inventory	—	5,988
Prepaid expenses	358,738	47,317

Total current assets	361,125	81,210

Certificate of deposit, restricted	—	3,919
Deposits	2,169	2,169
Prepaid expenses	10,792	51,209

Total assets	$374,086	$138,507

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$126,670	$62,875
Accrued expenses	99,000	75,000
Accrued payroll and payroll related expenses	358,831	170,557
Deferred revenue	—	50,000
Stockholder advances	—	48,753
Due to related party	207,200	225,200

Total current liabilities	791,701	632,385

Commitments and contingencies (Note 8)	—	—

Stockholders’ deficit:
Preferred stock; $.001 par value; 10,000,000 shares authorized and 500,000 issued and outstanding	500	500
Common stock; $.001 par value; 100,000,000 shares authorized and 40,920,369 and 34,495,369 issued and outstanding, respectively	40,920	34,495
Additional paid-in capital	2,310,130	660,575
Deficit accumulated during development stage	(2,769,165)	(1,189,448)

Total stockholders’ deficit	(417,615)	(493,878)

Total liabilities and stockholders’ deficit	$374,086	$138,507

The accompanying notes are an integral part of the consolidated financial statements.

Stem Cell Therapy International, Inc. and Subsidiary

(a development stage enterprise)

Consolidated Statements of Operations

	Years Ended March 31,		Period from December 2, 2004 (Date of Inception) through March 31, 2008
	2008	2007
Revenue	$132,960	$345,510	$559,404
Cost of goods sold:
General	52,268	173,993	278,361
Loss on firm purchase commitment	—	116,000	116,000

Gross margin	80,692	55,517	165,043

Operating expenses:
Selling, general & administrative expenses	1,658,775	714,227	2,936,354

Loss from operations	(1,578,083)	(658,710)	(2,771,311)

Interest income, net	(1,634)	1,664	2,146

Net loss before taxes	(1,579,717)	(657,046)	(2,769,165)
Income tax expense	—	—	—

Net loss	(1,579,717)	(657,046)	(2,769,165)
Less dividends on preferred stock	—	—	(10,000)

Loss attributable to common shareholders	$(1,579,717)	$(657,046)	$(2,779,165)

Net loss per share, basic & diluted	$(.04)	$(.02)	$(.09)

Weighted average number of common shares, basic & diluted	36,950,506	34,310,534	31,182,100

The accompanying notes are an integral part of the consolidated financial statements.

Stem Cell Therapy International, Inc. and Subsidiary

(A Development Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Deficit

For the period from December 2, 2004 (Date of Inception) through March 31, 2008

	Common Stock		Preferred Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
Issuance of common stock for cash (December 2004)	11,600,000	$11,600	—	$—	$—	$—	$11,600
Exercise of stock options for services (December 2004)	500,000	500	—	—	—	—	500
Issuance of common stock and options for acquisition deposit (December 2004)	5,000,000	5,000	—	—	2,749	—	7,749
Stock options issued for services	—	—	—	—	906	—	906
Issuance of common stock for services (January 2005)	2,170,000	2,170	—	—	—	—	2,170
Issuance of common stock for cash (January 2005)	200,000	200	—	—	—	—	200
Issuance of common stock for cash (February 2005)	1,100,000	1,100	—	—	—	—	1,100
Issuance of common stock for cash (March 2005)	650,000	650	—	—	—	—	650
Net loss for the period	—	—	—	—	—	(26,241)	(26,241)

Balance, March 31, 2005	21,220,000	21,220	—	—	3,655	(26,241)	(1,366)

Cancellation of common stock issued and options awarded for services (May 2005)	(5,600,000)	(5,600)	—	—	(2,749)	—	(8,349)
Issuance of common stock for services (September 2005)	379,000	379	—	—	—	—	379
Issuance of common stock for intangible asset	5,000,000	5,000	—	—	—	—	5,000
Reverse acquisition, September 1, 2005	6,310,678	6,311	—	—	(906)	—	5,405
Issuance of common stock for a reduction in stockholder advances (September 2005)	3,000,000	3,000	—	—	—	—	3,000
Issuance of common stock for services (September 2005)	3,030,000	3,030	—	—	—	—	3,030
Issuance of preferred stock for cash (September 2005)	—	—	500,000	500	34,500	—	35,000
Dividend on preferred stock	—	—	—	—	(10,000)	—	(10,000)
Issuance of common stock for services (September 2005)	6,400	6	—	—	11,994	—	12,000
Issuance of common stock for services (October 2005)	11,882	12	—	—	11,988	—	12,000
Issuance of common stock for services (October 2005)	20,000	20	—	—	20,980	—	21,000
Issuance of common stock for services (October 2005)	10,000	10	—	—	17,490	—	17,500
Issuance of common stock for services (October 2005)	10,000	10	—	—	14,490	—	14,500
Issuance of common stock for services (November 2005)	13,953	14	—	—	11,986	—	12,000
Issuance of common stock for services (December 2005)	30,000	30	—	—	29,070	—	29,100
Issuance of common stock for services (December 2005)	12,000	12	—	—	11,988	—	12,000
Issuance of common stock for services (January 2006)	10,000	10	—	—	7,555	—	7,565

Stem Cell Therapy International, Inc.

(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Deficit (Continued)

For the period from December 2, 2004 (Date of Inception) through March 31, 2008

	Common Stock		Preferred Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
Issuance of common stock for services (January 2006)	10,000	10	—	—	7,555	—	7,565
Issuance of common stock for services (January 2006)	14,118	14	—	—	11,986	—	12,000
Issuance of common stock for services (January 2006)	20,000	20	—	—	16,980	—	17,000
Issuance of common stock for services (February 2006)	14,118	14	—	—	11,986	—	12,000
Issuance of common stock for services (February 2006)	24,000	24	—	—	20,376	—	20,400
Issuance of common stock for services (February 2006)	48,000	48	—	—	40,752	—	40,800
Issuance of common stock for services (February 2006)	48,000	48	—	—	40,752	—	40,800
Issuance of common stock for services (March 2006)	30,361	30	—	—	11,970	—	12,000

Net loss for the year ended March 31, 2006	—	—	—	—	—	(506,161)	(506,161)

Balance, March 31, 2006	33,672,510	33,672	500,000	500	324,398	(532,402)	(173,832)

Issuance of common stock for services (April 2006)	25,276	26	—	—	21,974	—	22,000
Issuance of common stock for services (May 2006)	16,484	16	—	—	11,.984	—	12,000
Issuance of common stock for services (June 2006)	422,599	423	—	—	167,577	—	168,000
Issuance of common stock for services (July 2006)	330,265	330	—	—	122,670	—	123,000
Issuance of common stock for services (August 2006)	28,235	28	—	—	11,972	—	12,000

Net loss for the year ended March 31, 2007	—	—	—	—	—	(657,046)	(657,046)

Balance, March 31, 2007	34,495,369	34,495	500,000	500	660,575	(1,189,448)	(493,878)

The accompanying notes are an integral part of the consolidated financial statements.

Stem Cell Therapy International, Inc.

(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Deficit (Continued)

For the period from December 2, 2004 (Date of Inception) through March 31, 2008

	Common Stock		Preferred Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
Issuance of common stock for services (May 2007)	250,000	250	—	—	44,750	—	45,000
Issuance of common stock for services (June 2007)	300,000	300	—	—	116,700	—	117,000
Issuance of common stock for cash, net of offering costs (July 2007)	2,000,000	2,000	—	—	204,024	—	206,024
Issuance of warrants for consulting services (September 2007)	—	—	—	—	23,750	—	23,750
Exercise of warrants (September 2007)	125,000	125	—	—	(125)	—	—
Share-based compensation to employees	—	—	—	—	505,716	—	505,716
Issuance of warrants for consulting services (October 2007)	—	—	—	—	419,864	—	419,864
Issuance of warrants for consulting services (December 2007)	—	—	—	—	10,000	—	10,000
Exercise of warrants (December 2007)	125,000	125	—	—	(125)	—	—
Exercise of options (January 2008)	2,000,000	2,000	—	—	—	—	2,000
Issuance of common stock for services (February 2008)	500,000	500	—	—	62,000	—	62,500
Issuance of common stock for services (March 2008)	750,000	750	—	—	176,750	—	177,500
Share-based compensation to employees (March 2008)	250,000	250			54,750	—	55,000
Issuance of warrants for consulting services (March 2008)	—	—	—	—	28,700	—	28,700
Exercise of warrants (March 2008)	125,000	125	—	—	(125)	—	—
Share-based compensation to employees (March 2008)	—	—	—	—	2,926	—	2,926

Net loss for the year ended March 31, 2008	—	—	—	—	—	(1,579,717)	(1,579,717)

Balance, March 31, 2008	40,920,369	$40,920	500,000	$500	$2,310,130	$(2,769,165)	$(417,615)

The accompanying notes are an integral part of the consolidated financial statements.

Stem Cell Therapy International, Inc. and Subsidiary

(a development stage enterprise)

Consolidated Statements of Cash Flows

	Years Ended March 31,		Period from December 2, 2004 (Date of Inception) through March 31, 2008
	2008	2007
Operating activities:
Net loss	$(1,579,717)	$(657,046)	$(2,769,165)
Adjustments to reconcile net loss to net cash used by operating activities:
Share-based compensation to non-employees	601,366	325,539	1,164,178
Share-based compensation to employees	563,642	—	563,642
Investment income reinvested	—	(2,943)	(2,943)
Amortization	—	375	668
Write off of intangible asset	—	4,333	4,333
(Increase) decrease in:
Inventory	5,988	(5,988)	—
Prepaid expenses	11,943	(8,117)	(375)
Deposits	—	(580)	(2,169)
Increase in:
Accounts payable	65,795	34,505	128,670
Accrued payroll	188,275	135,557	358,831
Accrued expenses	24,000	—	99,000
Deferred revenue	(50,000)	50,000	—

Net cash used by operating activities	(168,708)	(124,365)	(455,330)

Investing activities:
Proceeds from certificate of deposit, restricted	3,919	119,024	2,943

Net cash provided (used) by investing activities	3,919	119,024	2,943

Financing activities:
Proceeds from advances from stockholder	—	376	52,528
Repayment of stockholder advances	(48,753)	—	(49,528)
(Repayment) advances from related party, net	(18,000)	228	207,200
Payment of stock offering costs	(43,976)	—	(43,976)
Proceeds from sale of stock	250,000	—	288,550

Net cash provided by financing activities	139,271	604	454,774

Net (decrease) increase in cash	(25,518)	(4,737)	2,387
Cash at beginning of period	27,905	32,642	—

Cash at end of period	$2,387	$27,905	$2,387

Supplemental disclosure of cash flow information and non-cash financing activities:

Cash paid for interest	$1,645	$1,554	$3,308

Common stock issued for a reduction in advance from stockholder	$—	$—	$3,000

Common stock issued for a reduction in accounts payable	$2,000	$—	$2,000

Common stock issued for purchase of intangible asset	$—	$—	$5,000

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

Company background:

Stem Cell Therapy International, Inc. (the “Company”), was originally incorporated in the state of Nevada on December 28, 1992 as Arklow Associates, Inc. The Company’s operating business is Stem Cell Therapy International Corp. (“Stem Cell Florida”) a wholly owned subsidiary, which is a development stage enterprise, and was incorporated in the state of Nevada on December 2, 2004. To date, the Company’s activities have been limited to raising capital, organizational matters and the structuring of its business plan. The corporate headquarters is located in Tampa, Florida.

To date, the Company has been engaged in the licensing of stem cell technology, the sale of stem cell products, and information, education, and referral services relating to potential stem cell therapy patients. The Company purchases allo stem cell biological solutions that are currently being used in the treatment of patients suffering from degenerative disorders of the human body such as Alzheimer’s, Parkinson’s Disease, ALS, leukemia, muscular dystrophy, multiple sclerosis, arthritis, spinal cord injuries, brain injury, stroke, heart disease, liver and retinal disease, diabetes as well as certain types of cancer.

Business reorganization:

Effective September 1, 2005, Stem Cell Florida entered into a Reorganization and Stock Purchase Agreement (the “Agreement”) with the Company, then named Altadyne, Inc., a company quoted on the Pink Sheets, which had no assets, liabilities or ongoing operations. Under the terms of the agreement, the Company, (then Altadyne) acquired 100% of the issued and outstanding shares of common stock of Stem Cell Florida in a non-cash transaction and Stem Cell Florida became a wholly owned subsidiary of the Company. Subsequent to the merger, Altadyne changed its name to Stem Cell Therapy International Inc. This transaction is accounted for as a reverse merger, with Stem Cell Florida treated as the accounting acquirer for financial statement purposes.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the year ended March 31, 2008 and the period since December 2, 2004 (date of inception) through March 31, 2008, the Company has had net losses of $1,579,717 and $2,769,165, respectively, and cash used in operations of $168,708 and $455,330, respectively, and has negative working capital of $430,576 at March 31, 2008. As of March 31, 2008, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing and ultimately increase operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the use of equity securities to pay for services and related party advances. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities and loans from the Company’s Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2008 and 2007

and for the period from December 2, 2004 (Date of Inception)

through March 31, 2008

2.	LIQUIDITY AND MANAGEMENT’S PLANS (CONTINUED)

On March 10, 2008, the Company entered into a Reorganization and Stock Purchase Agreement (the “Agreement”) with Histostem Co., Ltd., a Korean company (“Histostem”). Pursuant to the Agreement (as subsequently amended), the Company will acquire 90% of the issued and outstanding stock of Histostem from Histostem’s shareholders, and Histostem’s shareholders will acquire a controlling interest in the Company. The original definitive agreement called for closing of the acquisition by April 30, 2008. Subsequent to the closing, the company will be held approximately 60% by Histostem and 40% by the existing shareholders of the Company. Upon completion of the acquisition, the Company will be renamed AmStem International Corp., increase the number of authorized shares of common stock and will seek a new symbol on the over-the-counter bulletin board.

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

Income taxes:

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. Due to the Company’s continued losses, the Company has placed a full valuation allowance against the deferred tax asset.

Loss per common share:

Basic and diluted loss per share are computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents are not considered in the calculation of diluted earnings per share for the periods presented if their effect would be anti-dilutive. The Company had no common stock equivalents outstanding at March 31, 2008 or 2007.

Stock-based compensation:

In April 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R – Share-based Payments (“FAS 123R”) replacing Accounting for Stock-Based Compensation (“FAS 123”), which are similar and require the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The adoption of SFAS 123R had no significant impact on the Company’s results of operations.

Recently issued accounting pronouncements:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 on April 1, 2008 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. In February 2008, the FASB issued a staff position that delays the effective date of SFAS 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on a instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on the financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2008 and 2007

and for the period from December 2, 2004 (Date of Inception)

through March 31, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

5.	STOCKHOLDERS’ DEFICIT

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

through March 31, 2008

5.	STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock options and warrants:

During the year ended March 31, 2008, the Company issued 3,650,000 stock options to employees and 2,775,000 common stock warrants to consultants. The options and warrants entitle the holders to purchase 6,425,000 shares of the Company’s common stock, at any time, at an exercise price of between $0.001 — $0.25 per share and begin expiring in 2012.

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

Expected volatility	102.9% - 169.7%
Expected dividends	0
Expected term	2.75 years -10 years
Risk-free interest rate	1.99% - 4.59%

The value of the options granted totaled $508,642 and has been included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations for the year ended March 31, 2008.

	Shares	Exercise Prices	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options Outstanding and Exercisable

Outstanding at March 31, 2007	—	—	—	—

Options granted	3,650,000	$0.19 — 0.25	$0.20	$.18

Options exercised	—	—	—	—

Options cancelled or expired	—	—	—	—

Outstanding at March 31, 2008	3,650,000	$0.19 — 0.25	$0.20

Exercisable at March 31, 2008	2,900,000	$0.19 — 0.25

The following table summarizes information about options outstanding and exercisable as of March 31, 2008:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.19 - $0.25	3,650,000	8.37 Years	$0.20	9.45 Years	2,900,000	$0.19

There was no aggregate intrinsic value of options outstanding at March 31, 2008, based on the Company’s closing stock price of $0.17. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2008 and 2007

and for the period from December 2, 2004 (Date of Inception)

through March 31, 2008

5.	STOCKHOLDERS’ DEFICIT (CONTINUED)

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

	Shares	Exercise Prices	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding and Exercisable

Outstanding at March 31, 2007	—	—	—	—

Warrants granted	2,775,000	$0.001 — $0.15	$0.02	$0.22

Warrants exercised	(2,375,000)	$0.001	$0.001	—

Warrants cancelled or expired	—	—	—	—

Outstanding at March 31, 2008	400,000	$0.15	$0.15

Exercisable at March 31, 2008	400,000	$0.15	$0.15

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2008:

	Outstanding Warrants			Exercisable Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.15	400,000	9.51 Years	$0.15	9.51 Years	400,000	$0.15

The aggregate intrinsic value of warrants outstanding at March 31, 2008, based on the Company’s closing stock price of $0.17 was $8,000. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the warrants.

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

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $1,750,000 at March 31, 2008. The loss carry forwards expire beginning in 2025. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses. Due to the limitation and the Company’s historical losses, the Company has placed a full valuation allowance against that asset of approximately $959,300.

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

			Period from December 2, 2004 Through March 31, 2008
	Years Ended
	March 31, 2008	March 31, 2007
Income tax benefit at statutory rate	$(537,100)	$(223,400)	$(941,500)
Increase (decrease) in income tax due to:
Nondeductible expenses	82,000	600	82,700
State income taxes, net	(57,300)	(23,900)	(100,500)
Change in valuation allowance	512,400	246,700	959,300

	$—	$—	$—

There was no current or deferred provision or benefit for income taxes for the year ended March 31, 2008 and 2007 and for the period from December 2, 2004 (Date of Inception) through March 31, 2008. The components of deferred tax assets as of March 31, 2008 and 2007 are as follows:

	March 31, 2008	March 31, 2007
Deferred tax (liability) asset:
Accrued payroll	$144,200	$64,200
Options and warrants	156,300	0
Net operating loss carryforward	658,800	382,700

	959,300	446,900
Valuation allowance	(959,300)	(446,900)

Total deferred taxes	$0	$0

8.	COMMITMENTS AND CONTINGENCIES

Consulting agreements:

The Company has entered into several consulting agreements with other companies and individuals to provide consulting and advisory services to the Company. The agreements provide for terms ranging from one to three years. Additionally, the consulting agreements required the issuance of 4,789,000 shares of the Company’s common stock valued at $544,409 on the date of the performance commitment. As of March 31, 2008, the Company had issued these shares of common stock and has included $48,208 in prepaid expenses for services not yet performed pursuant to the agreements.

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

Effective September 1, 2005, the Company entered into a ten year licensing agreement with the Institute of Cell Therapy, a company incorporated and organized under the laws of Kiev, Ukraine (“ICT”). Pursuant to the agreement, the Company issued ICT 5,000,000 shares of the Company’s common stock recorded at the fair market value of the Company’s common stock of $5,000. The agreement grants the Company a right and license in most parts of the world to utilize patents, processes and products owned or produced by ICT in connection with the operation of the Company’s business. In exchange for the license, the Company agrees to exclusively purchase all biological solution of stem cell Allo Transplant materials from ICT. Such Allo Transplant materials shall be at a cost of $6,500 per patient per condition. The licensing agreement guarantees a minimum purchase of 60 portions per twelve month period. In the event that the Company is unable to purchase the minimum quantities, ICT will be entitled to draw upon the irrevocable letter of credit at the rate of $2,000 for every portion less than the minimum required purchase. The Company had provided ICT with a $120,000 irrevocable letter of credit in ICT’s favor for the first three years of the agreement. In the event the Letter of Credit is drawn upon, the Company agreed to replenish the Letter of Credit to the extent of any such draws. As of September 2006, the Company had not met the first year’s minimum purchase requirement and ICT withdrew $116,000 on the letter of credit, which has been included in the cost of goods sold in the accompanying Consolidated Statements of Operations for the year ended March 31, 2007 and the period from inception through March 31, 2008. However, ICT was unable to provide the product as requested and the Company was required to purchase the stem cell materials from alternative sources. Management believes that ICT’s inability to provide the requested stem cell materials relieves the Company of its obligations to replenish the letter of credit and to fulfill the minimum purchase requirements. As such, the accompanying consolidated financial statements do not reflect any liability for the Company’s failure to purchase the minimum amount of stem cell materials under the above mentioned license agreement and as of the date of this filing, ICT has not made any claims against the Company. The agreement with ICT was terminated during the year ended March 31, 2008.

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

Consulting Agreement:

Effective September 12, 2007, the Company entered into a consulting agreement with Newbridge for business and financial related advice and services through September 11, 2008. As compensation for these services, the Company has agreed to pay $4,000 per month and issue a total of 500,000 warrants. At March 31, 2008, 375,000 of the warrants valued as $62,450 have been issued, with the remaining 125,000 warrants are to be issued in June 2008. In the event Newbridge assists with an offering or sale of the Company’s securities, Newbridge will be entitled to receive a financing fee to be determined at the time of such financing. Also, should any transactions be consumated by the Company, in which Newbridge introduced the other party, during the six months following termination of the agreement, Newbridge will be entitled to receive a transaction fee based on the aggregate consideration received, computed as follows: 5% for the first million dollars; 4% for the second million dollars; 3% for the third million dollars; 2% for the fourth million dollars and 1% of the balance of the value of the transaction. In May 2008, the Company terminated this agreement in exchange 500,000 shares of the Company’s common stock and $24,000 cash.

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

Employment Agreements

In September 2007, the Company entered into employment agreements with the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. Under the employment agreement for the Chief Executive Officer, the employment term is five years and with an annual base salary of $150,000, with minimum annual increases of $10,000. The Chief Financial Officer and Chief Operating Officer each have employment agreements for a term of two years, with an annual base salary of $60,000. Additional performance-based bonuses are provided for, and the employees were granted options to purchase 2,900,000 shares of Company stock. Benefits under the agreement are accelerated on a change of control, and the employee is subject to certain non-competition covenants.

In March 2008, the Company entered into an employment agreement with the Company’s President. Under the employment agreement, the employment term is one year and with payments of $8,500 per month for the first 90 days, and subsequently, an annual base salary of $225,000. Additional performance-based bonuses are provided for, and the employee was granted options to purchase 750,000 shares of Company stock at $0.25 per share. Benefits under the agreement are accelerated on a change of control, and the employee is subject to certain non-competition covenants. Upon execution of the employment agreement, the Company issued the individual 250,000 shares of the Company’s common stock valued at $55,000.

9.	MERGER AND REORGANIZATION AGREEMENT

On March 10, 2008, the Company entered into a Reorganization and Stock Purchase Agreement and its amendments (the “Agreement”) with Histostem Co., Ltd., a Korean company (“Histostem”). Pursuant to the Agreement (as subsequently amended), the Company will acquire 95% of the issued and outstanding stock of Histostem and Histostem’s shareholders will acquire a controlling interest in the Company. The original definitive agreement called for closing of the acquisition by April 30, 2008. Subsequent to Closing, the Company will be held approximately 60% by Histostem and 40% by the existing shareholders of the Company. Upon completion of the acquisition, the Company will be renamed AmStem International Corp., increase the authorized number of shares to 500,000,000 and seek a new symbol on the over-the-counter bulletin board.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2008 and 2007

and for the period from December 2, 2004 (Date of Inception)

through March 31, 2008

9.	MERGER AND REORGANIZATION AGREEMENT (continued)

On April 22, 2008, the Company amended the Agreement to state that Histostem shall have received funding at the date of the actual closing at a minimum of 2 million dollars towards the initial round of funding of at least 10 million dollars. Subsequent to that amendment, the actual closing deadline of April 30, 2008 was no longer in effect and the closing shall take place as promptly as possible after the execution of the amendment.

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

On July 14, 2008, Aidman, Piser & Company, P.A. (“Aidman Piser”) resigned as our independent registered public accounting firm. Aidman Piser’s practice was acquired by Cherry, Bekaert & Holland, L.L.P. (“Cherry Bekaert”) in a transaction pursuant to which Aidman Piser merged its operations into Cherry Bekaert and certain of the professional staff and shareholders of Aidman Piser joined Cherry Bekaert either as employees or partners of Cherry Bekaert and will continue to practice as members of Cherry Bekaert. The Audit Committee of our Board of Directors is currently identifying potential independent registered public accounting firms to interview and engage for the year ending March 31, 2009, and we expect to make an announcement with regard to this matter in the near future.

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

We provided Aidman Piser with a copy of the this Annual Report on Form 10- K/A prior to its filing with the Securities and Exchange Commission and requested that Aidman Piser furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements set forth above in this Item 8 and, if it does not agree, the respects in which it does not agree. A copy of the letter, dated July 14, 2008, is filed as Exhibit 10.30 to this Report.

ITEM 8A.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2008 covered by this Annual Report on Form 10- K/A. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2008.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008 under the criteria set forth in the Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Chief Financial Officer has determined that material weaknesses exist during the year ended March 31, 2008, due to the lack of an independent Audit Committee, as well as a lack of segregation of duties, i.e. all of the accounting tasks are performed by a single individual. Currently, the Company’s Chief Financial Officer and Chief Executive Officer review all transactions. Until the Company raises additional capital, it cannot remediate these weaknesses.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10- K/A.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name of Director or Executive Officer	Age	Current Position and Office
David Stark		President
Andrew J. Norstrud	34	Chief Financial Officer
Lixian (John) Jiang	36	Chief Operating Officer and Patent Trademark Counsel and Director

PRESIDENT – DAVID STARK:

David Stark, Q.M.E., CCRA, joined the Company in 2008 and is also currently the President and CEO of Stark-SMO, a Site Management Organization whose services focus primarily on the research of stem cells and cord and tissue repositories. Due to his extensive and broad experiences in the inner workings of the research and regulatory aspects of clinical trials and FDA approval for Biologics, Dr. Stark brings a unique vision to the industry, and is a clear, motivated designer of superior approaches to research challenges. Formerly the Director of the National Institute of Clinical Research (NICR), he has been fully responsible for the design, organization and implementation of clinical trials for FDA approval for numerous biological and stem cell research. He has a broad background in designing, conducting, and monitoring clinical trials of new pharmaceuticals and Biologics’. Through his diverse and devoted networking within the industry, working with such companies as Genentech, Suni Medical imaging Inc. and UCSF medical school, Stark-SMO has assembled a wide network of more than 5233 physicians in hospitals and private practice throughout the United States, and even extending to the international community. His focus now is on clinical trial management for Stem Cell research, small start up biotech companies and device inventors (array genome chips). In addition to his solid accomplishments on the industry side of clinical drug and device development, Dr. Stark is familiar with the FDA and has fostered a good working relationship with that governmental organization. Currently he has work on over 130 clinical and over 63 device trials from protocol development to FDA approval.

CHIEF FINANCIAL OFFICER – ANDREW J. NORSTRUD:

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

CHIEF OPERATING OFFICER AND PATENT TRADEMARK COUNSEL – LIXIAN (JOHN) JIANG

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

Lixian (John) Jiang is responsible for the supervision and the operations of the facility in China of the Company and a local Beijing hospital. He will commence establishing the Company’s stem cell cryo-preservation bank in China, coordination of patient treatment procedures with the hospital(s) in China, and the ongoing management and oversight of the general business operations in China of the Company, providing legal representation and directing the market of China Operations, as well as being the legal advisor for all of the Company’s patents and trademarks in stem cell and biotechnology in China.

EUROPEAN SCIENTIFIC AND MEDICAL ADVISORY BOARD – EUROPE

The Company has also engaged the following persons as independent consultants to assist as part of its Scientific and Medical Advisory Board in Europe:

SERGEI MARTYNENKO, Senior Administrator and Director of the clinic in Kiev, Ukraine. Mr . Martynenko’ organizational, administrative and communications skills provide a vital link of information and technology exchange between the Kiev based manufacturing, research and development facility and the SCTI affiliated patient treatment facility.

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

DR. GALINA LOBYNTSEVA, Chief of Manufacture: A graduate of Kharkov State University with a specialty in genetics, Dr. Lobyntseva has been in the forefront of research in embryonic hematopoitic cells and work on methods for long-term storage of the cells at low temperatures. She has been working with Cryobiology and Cryomedicine at the National Academy of Sciences of the Ukraine since its foundation in 1972. Ms. Lobyntseva has received 15 authors’ certificates and patents. Dr. Lobyntseva is also responsible for the Quality Control, testing and Quality Certification of every dose of the allo stem cell biological solution.

DR. DIMITRIY LOBYNTSEVIS, Director of Research: A graduate of the Odessa Academy of Cold with a specialty in cryogenic technique and technologies, Dr. Lobyntsevis the author of five patents in the Ukraine and co-author of volume one of “Human Stem Embryonic Hemopoitic Cells. Theory and Clinical Practice.”

DR. VLADIMIR GLADKIKH, Medical Director: A graduate of the Vinnitsa National Medical University with a specialty in surgery, Dr. Gladkikh is engaged in research in the field of vascular surgery.

SCIENTIFIC AND MEDICAL ADVISORY BOARD – UNITED STATES AND MEXICO

The Company has also engaged the following persons as independent consultants to assist as part of its Scientific and Medical Advisory Board in the United States and Mexico:

DR. NICHOLAS KIPSHIDZE, MD., PH. D. – Lenox Hill Hospital, NYC

DR. WEIWEN DENG, MD., PH.D. – Research Instructor, Tulane University, LA

DR. ALEXEY BERSENEV, MD., PH.D. – Thomas Jefferson University, PA

IGOR KATKOV, PH.D. – Project Scientist, Level V, UCSD & Burnham Institute, La Jolla, CA

DR. SALVADOR VARGAS, MD., – Betania West Institute, Tijuana, Mexico

DR. LUIS JORGE QUINTERO, MD., – Neurosurgery, Tijuana, Mexico

DR. NIKITA TREGUBOV, MD., – Internal Medicine, Walter Reed Army Institute of Research, Seminole, FL

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

AUDIT COMMITTEE

The Audit Committee consists of the entire Board, as there are no independent Board members. The Audit Committee reviews the results and scope of the audit and other services provided by the Company’s independent auditors and reviews and evaluates the Company’s internal control functions. As an advisory function of the committee, members also participate in financings and review budgets versus historical results throughout the year. The Board of Directors determined that Andrew Norstrud qualifies as an audit committee financial expert as defined under the regulations of the Securities and Exchange Commission.

CODE OF ETHICS

The Company’s Board of Directors has adopted a Code of Ethics applicable to all of the Company’s employees, including the Company’s President, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer. A copy of the Company’s Code of Ethics is attached as an exhibit to the March 31, 2008 Annual Report on Form 10- K/A. The Company intends to provide any disclosures which are required by the rules of the Securities and Exchange Commissions, or which the Company would otherwise determine to be appropriate, with respect to amendments of, and waivers from the Company’s Code of Ethics.

ITEM 10.	EXECUTIVE COMPENSATION

Except as noted in the table below, no Executive or employee was compensated over $100,000 for fiscal years ended 2007 or 2008.

SUMMARY COMPENSATION TABLE

	Summary Compensation Table
Name Principal Positions	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A)	All Other Compensation ($)	Total ($)
Calvin Cao, CEO	2007	80,000	—	—	348,770	—	428,770	*
	2008	150,000	—	—	—	—	150,000	*

David Stark, President	2008	—	—	55,000	70,219	—	125,219	*

Peter Sidorenko, (terminated January 2007) COO	2007	45,000	—	—	—	—	45,000	*

Lixian (John) Jiang, COO	2008	60,000	—	—	87,192	—	147,192	*

Andrew Norstrud, CFO	2008	60,000	—	—	69,754	—	129,754	*

Daniel Sullivan, CFO	2007	—	—	—	—	—	—

*	Total compensation also includes accrued compensation that has not been paid.

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

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	$—	$—	$—	$—	$—	$—	$—

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Name and Address or Number in Group	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Global Capital Corp. 2203 N. Lois Avenue, 9th Floor Tampa, FL 33607	4,000,000		9.8%

Institute of Cell Therapy c/o Alan Brutten, Attorney at Law 1341 Ocean Parkway Brooklyn, NY 11230	5,000,000		12.2%

Thuy-Van Chau 2203 N. Lois Avenue, 9th Floor Tampa, FL 33607	3,000,000		7.3%

Vivian Cao Irrevocable Trust 2203 N. Lois Avenue, 9th Floor Tampa, FL 33607	2,000,000		4.9%

Christopher Cao Irrevocable Trust 2203 N. Lois Avenue, 9th Floor Tampa, FL 33607	2,000,000		4.9%

Calvin C. Cao 2203 N. Lois Avenue, 9th Floor Tampa, FL 33607	11,000,000	(1)	26.9%

Daniel J. Sullivan 2203 N. Lois Avenue, 9th Floor Tampa, FL 33607	200,000.4%

Andrew J. Norstrud 15837 Trackside Drive Odessa, FL 33556	400,000		1.0%

M. Richard Cutler c/o Cutler Law Group 3206 West Wimbledon Drive Augusta, GA 30909	3,174,196	(2)	7.8%

RHL Management, Inc. c/o Cutler Law Group 3206 West Wimbledon Drive Augusta, GA 30909	500,000		100% Series A Preferred Stock

All Directors and Executive Officers as a Group (2 persons)	11,600,000		28.3%

(1)	Consists of 4,000,000 shares held by Global Capital Corp., 2,000,000 shares held by Vivian Cao Irrevocable Trust and 2,000,000 shares held by Christopher Cao Irrevocable Trust and 3,000,000 shares held by Thuy-Van Chau.
(2)	Consists of 1,792,259 shares held by Cutler Law Group and 1,381,937 shares held by R Capital Partners, Inc.

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

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index. The following exhibits are filed with or incorporated by reference into this quarterly report:

3.1	Articles of Incorporation of Stem Cell Therapy International, Inc., as amended*

3.2	Articles of Incorporation of Stem Cell Therapy Corp.*

3.3	Certificate of Designation of Series A Preferred Stock*

3.4	By-laws of Stem Cell Therapy International, Inc.*

10.1	Business Consulting and Services Agreement dated as of December 16, 2004 between Stem Cell Therapy International Corp. and PMS SA.*

10.2	Consulting Agreement dated as of January 4, 2005 between Stem Cell Therapy International Corp. and RES Holdings Corp.*

10.3	Investor and Media Relations Contract dated as of February 10, 2005 between Stem Cell Therapy International Corp. and Stern & Co.*

10.4	Executive Suite Lease Agreement dated as of February 15, 2005 between Stem Cell Therapy International Corp. and Wilder Corporation.*

10.5	Engagement Letter dated as of May 3, 2005 between the Company and Westminster Securities Corporation.*

10.6	Reorganization and Stock Purchase Agreement dated as of September 1, 2005 between the Company (then Altadyne, Inc.), Stem Cell Therapy International Corp. and R Capital Partners, Inc.*

10.7	Licensing Agreement dated as of September 1, 2005 between the Company and Institute of Cell Therapy.*

10.8	Consulting Agreement dated as of September 1, 2005 between the Company and European Consulting Group, LLC.*

10.9	Consulting Agreement dated as of September 1, 2005 between the Company and Global Management Enterprises, LLC.*

10.10	Consulting Agreement dated as of September 1, 2005 between the Company and USA Consulting Group, LLC.*

10.11	Professional Services Agreement dated as of September 7, 2005 between the Company and Bridgehead Group Limited , Inc.*

10.12	Public Relations Agreement dated as of September 19, 2005 between the Company and Stern & Co.*

10.13	Advisory Physician Agreement dated as of October 4, 2005 between the Company and Alexey Bersenev.*

10.14	Medical and Scientific Advisory Board Member Agreement dated as of October 10, 2005, between the Company and Dr. Weiwen Deng.*

10.15	Medical and Scientific Advisory Board Member Agreement dated as of October 24, 2005, between the Company and Dr. Jorge Quintero.*

10.16	Medical and Scientific Advisory Board Member Agreement dated as of October 24, 2005, between the Company and Dr. Salvador Vargas.*

10.17	Medical and Scientific Advisory Board Member Agreement dated as of December 2, 2005 between the Company and Dr. Igor Katkov.*

10.18	Medical and Scientific Advisory Board Member Agreement dated as of December 2, 2005, between the Company and Dr. Nikita Tregubov.*

10.19	Business Advisory Board Agreement dated as of December 5, 2005 between the Company and Fred J. Villella.*

10.20	Business Development Advisory Agreement dated as of January 1, 2006 between the Company and Alexander Kulik.*

10.21	Termination and Modification of Engagement Letter dated January 4, 2006 between the Company and Westminster Securities Corporation.*

10.22	Business Consulting and Services Agreement dated January 20, 2006 between the Company and Julio C. Ferreira dba Sphaera Inte-Par.*

10.23	Business Development Advisory Agreement dated as of February 7, 2006 between the Company and Gus Yepes.*

10.25	Treating Physician Agreement dated as of October 24, 2005 between the Company and Dr. Salvador Vargas.*

10.26	Treating Physician Agreement dated as of October 24, 2005 between the Company and Dr. Jorge Quintero.*

10.27	Consulting Agreement dated as of June 9, 2006 between the Company and Rick Langley.**

10.28	Patient Treatment Agreement dated November 1, 2006 between the Company and Shenzhen Beike Biotechnology Company Limited.***

10.29	Consulting Agreement dated as of October 12, 2006 between the Company and SOS Resource Services, Inc.***

10.30	Letter from Aidman Piser & Company, P.A.***

14.1	Code of Ethics

21.	List of Subsidiaries*

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350

32	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350

*	Previously filed with the Company’s initial filing of Form 10-SB, file number 000-51931, filed on April 25, 2006, and incorporated by this reference as an exhibit to this Form 10-QSB.
**	Previously filed with the Company’s filing of Form 10-QSB, filed on November 14, 2006 and incorporated by this reference as an exhibit.
***	Previously filed with the Company’s filing of Form 10-KSB/A, filed on July 15, 2008 and incorporated by the reference as an exhibit.

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

Non-Audit related fees

None

Tax Fees

None

All Other Fees

None

Audit Committee Pre-Approval Process, Policies and Procedures

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

Date: February 3, 2009

By:	/s/ Calvin Cao
Name:	Calvin Cao
Title:	Former CEO

By:	/s/ David Stark
Name:	David Stark
Title:	President

Date: February 3, 2009

By:	/s/ Andrew J. Norstrud
Name:	Andrew J. Norstrud
Title:	Chief Financial Officer and Chief Accounting Officer