Form 10-Q/A
period 2008-06-30
Stem Cell Therapy International, Inc.
filed 2009-02-10
CIK 1360479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 43,134,258.

EXPLANATORY NOTE

The Company has filed the attached Form 10-Q Amendment No. 1 in response to an SEC Comment Letter dated January 7, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 3, 2009

By:	/s/ David Stark
Name:	David Stark

Title: President

Date: February 3, 2009

By:	/s/ Andrew J. Norstrud
Name:	Andrew J. Norstrud

Title: Chief Financial Officer

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index. The following exhibits are filed with or incorporated by reference into this quarterly report:

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Chief Executive Officer and Chief Financial Officer