Form 10-Q/A
period 2008-09-30
Stem Cell Therapy International, Inc.
filed 2009-02-10
CIK 1360479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

Amendment 1

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

Date: February 3, 2009

By:	/s/ David Stark
Name:	David Stark
Title:	President

Date: February 3, 2009

By:	/s/ Andrew J. Norstrud
Name:	Andrew J. Norstrud
Title:	Chief Financial Officer

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index. The following exhibits are filed with or incorporated by reference into this quarterly report:

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350