Form 10-Q
period 2008-12-31
Stem Cell Therapy International, Inc.
filed 2009-02-17
CIK 1360479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2008

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

There were 47,134,258 shares of the Registrant’s $0.001 par value common stock outstanding as of December 31, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 47,134,258 as of February 13, 2009.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Part I – Financial Information		2

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of December 31, 2008 (unaudited) and March 31, 2008	3

	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2008 and 2007 (unaudited) and for the period from December 2, 2004 (Date of Inception) through December 31, 2008 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the period from December 2, 2004 (Date of Inception) through December 31, 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2008 and 2007 (unaudited), and for the period from December 2, 2004 (Date of Inception) through December 31, 2008 (unaudited)	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T.	Controls and Procedures	23

Part II – Other Information		24

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits and Reports on Form 8-K	25

Signatures		26

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended March 31, 2008, as filed with the Securities and Exchange Commission on July 15, 2008.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Condensed Consolidated Balance Sheets

	December 31, 2008	March 31, 2008
	(unaudited)
Assets
Current assets:
Cash	$312	$2,387
Prepaid expenses	110,000	358,363

Total current assets	110,312	360,750

Deposits	—	2,169
Prepaid expenses and other assets	—	10,792

Total assets	$110,312	$373,711

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$171,256	$126,670
Accrued expenses	149,824	99,000
Accrued payroll	632,836	358,831
Notes payable	20,000	—
Due to related party	231,140	207,200

Total current liabilities	1,205,056	791,701

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Preferred stock; $.001 par value; 10,000,000 shares authorized; 0 and 500,000 issued and outstanding as of December 31, 2008 and March 31, 2008, respectively	—	500
Common stock; $.001 par value; 100,000,000 shares authorized; 47,134,258 and 40,920,369 issued and outstanding as of December 31, 2008 and March 31, 2008, respectively	47,134	40,920
Additional paid-in capital	2,689,063	2,310,130
Stock subscriptions receivable	(200)	(375)
Deficit accumulated during development stage	(3,830,741)	(2,769,165)

Total stockholders’ deficit	(1,094,744)	(417,990)

Total liabilities and stockholders’ deficit	$110,312	$373,711

The accompanying notes are an integral part of the condensed consolidated financial statements.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

					December 2, 2004 (Date of Inception) Through December 31, 2008

	Three Months Ended		Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Revenue	$—	$30,000	$—	$132,960	$559,404
Cost of goods sold:
General	—	13,000	—	52,268	278,361
Loss on firm purchase commitment	—	—	—	—	116,000

Gross margin	—	17,000	—	80,692	165,043

Operating expenses:
Legal expenses	63,879	144,840	233,725	205,021	695,057
Consulting expenses	40,225	109,064	346,611	251,355	1,247,356
Accounting expenses	6,383	10,900	62,060	55,457	247,105
Payroll expenses	86,250	67,853	275,455	149,499	714,055
Stock based compensation	8,777	—	26,331	505,716	598,751
Settlement expense	(90,000)	—	98,850	—	98,850
Selling, general and administrative	921	29,423	16,999	75,312	395,211

	116,435	362,080	1,060,031	1,242,360	3,996,385

Loss from operations	(116,435)	(345,080)	(1,060,031)	(1,161,668)	(3,831,342)

Interest (expense) income, net	(353)	(73)	(1,545)	(1,634)	601

Net loss before taxes	(116,788)	(345,153)	(1,061,576)	(1,163,302)	(3,830,741)

Income tax expense	—	—	—	—	—

Net loss	(116,788)	(345,153)	(1,061,576)	(1,163,302)	(3,830,741)

Less: Dividends on preferred stock	—	—	—	—	(10,000)

Loss attributable to common shareholders	$(116,788)	$(345,153)	$(1,061,576)	$(1,163,302)	$(3,840,741)

Loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)	$(0.11)

Weighted average number of common shares outstanding, basic and diluted	47,134,258	37,196,468	44,293,179	36,222,833	33,601,290

The accompanying notes are an integral part of the condensed consolidated financial statements.

Stem Cell Therapy International, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

From December 2, 2004 (Date of Inception) through December 31, 2008 (unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Stock Subscriptions receivable	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
Issuance of common stock for cash (December 2004)	11,600,000	$11,600	—	$—	$—	$—	$—	$11,600
Exercise of stock options for services (December 2004)	500,000	500	—	—	—	—	—	500
Issuance of common stock and options for acquisition deposit (December 2004)	5,000,000	5,000	—	—	2,749	—	—	7,749
Stock options issued for services	—	—	—	—	906	—	—	906
Issuance of common stock for services (January 2005)	2,170,000	2,170	—	—	—	—	—	2,170
Issuance of common stock for cash (January 2005)	200,000	200	—	—	—	—	—	200
Issuance of common stock for cash (February 2005)	1,100,000	1,100	—	—	—	—	—	1,100
Issuance of common stock for cash (March 2005)	650,000	650	—	—	—	—	—	650
Net loss for the period	—	—	—	—	—	—	(26,241)	(26,241)

Balance, March 31, 2005	21,220,000	$21,220	—	$—	$3,655	$—	$(26,241)	$(1,366)

Cancellation of common stock issued and options awarded for services (May 2005)	(5,600,000)	(5,600)	—	—	(2,749)	—	—	(8,349)
Issuance of common stock for services (September 2005)	379,000	379	—	—	—	—	—	379
Issuance of common stock for intangible asset	5,000,000	5,000	—	—	—	—	—	5,000
Reverse acquisition, September 1, 2005	6,310,678	6,311	—	—	(906)	—	—	5,405
Issuance of common stock for a reduction in stockholder advances (September 2005)	3,000,000	3,000	—	—	—	—	—	3,000
Issuance of common stock for services (September 2005)	3,030,000	3,030	—	—	—	—	—	3,030
Issuance of preferred stock for cash (September 2005)	—	—	500,000	500	34,500	—	—	35,000
Dividend on preferred stock	—	—	—	—	(10,000)	—	—	(10,000)
Issuance of common stock for services (September 2005)	6,400	6	—	—	11,994	—	—	12,000
Issuance of common stock for services (October 2005)	11,882	12	—	—	11,988	—	—	12,000
Issuance of common stock for services (October 2005)	20,000	20	—	—	20,980	—	—	21,000
Issuance of common stock for services (October 2005)	10,000	10	—	—	17,490	—	—	17,500
Issuance of common stock for services (October 2005)	10,000	10	—	—	14,490	—	—	14,500
Issuance of common stock for services (November 2005)	13,953	14	—	—	11,986	—	—	12,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Stem Cell Therapy International, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (continued)

From December 2, 2004 (Date of Inception) through December 31, 2008 (unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Stock Subscriptions receivable	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
Issuance of common stock for services (December 2005)	30,000	30	—	—	29,070	—	—	29,100
Issuance of common stock for services (December 2005)	12,000	12	—	—	11,988	—	—	12,000
Issuance of common stock for services (January 2006)	10,000	10	—	—	7,555	—	—	7,565
Issuance of common stock for services (January 2006)	14,118	14	—	—	11,986	—	—	12,000
Issuance of common stock for services (January 2006)	20,000	20	—	—	16,980	—	—	17,000
Issuance of common stock for services (February 2006)	14,118	14	—	—	11,986	—	—	12,000
Issuance of common stock for services (February 2006)	24,000	24	—	—	20,376	—	—	20,400
Issuance of common stock for services (February 2006)	48,000	48	—	—	40,752	—	—	40,800
Issuance of common stock for services (February 2006)	48,000	48	—	—	40,752	—	—	40,800
Issuance of common stock for services (March 2006)	30,361	30	—	—	11,970	—	—	12,000

Net loss for the year ended March 31, 2006	—	—	—	—	—	—	(506,161)	(506,161)

Balance, March 31, 2006	33,672,510	$33,672	500,000	$500	$324,398	$—	$(532,402)	$(173,832)

Issuance of common stock for services (April 2006)	25,276	26	—	—	21,974	—	—	22,000
Issuance of common stock for services (May 2006)	16,484	16	—	—	11,984	—	—	12,000
Issuance of common stock for services (June 2006)	422,599	423	—	—	167,577	—	—	168,000
Issuance of common stock for services (July 2006)	330,265	330	—	—	122,670	—	—	123,000
Issuance of common stock for services (August 2006)	28,235	28	—	—	11,972	—	—	12,000

Net loss for the year ended March 31, 2007	—	—	—	—	—	—	(657,046)	(657,046)

Balance, March 31, 2007	34,495,369	$34,495	500,000	$500	$660,575	$—	$(1,189,448)	$(493,878)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Stem Cell Therapy International, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (continued)

From December 2, 2004 (Date of Inception) through December 31, 2008 (unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Stock Subscriptions receivable	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
Issuance of common stock for services (May 2007)	250,000	250	—	—	44,750	—	—	45,000
Issuance of common stock for services (June 2007)	300,000	300	—	—	116,700	—	—	117,000
Issuance of common stock for cash, net of offering costs (July 2007)	2,000,000	2,000	—	—	204,024	—	—	206,024
Issuance of warrants for consulting services (September 2007)	—	—	—	—	23,750	—	—	23,750
Exercise of warrants (September 2007)	125,000	125	—	—	(125)	(125)	—	(125)
Share-based compensation to employees	—	—	—	—	505,716	—	—	505,716
Issuance of warrants for consulting services (October 2007)	—	—	—	—	419,864	—	—	419,864
Issuance of warrants for consulting services (December 2007)	—	—	—	—	10,000	—	—	10,000
Exercise of warrants (December 2007)	125,000	125	—	—	(125)	(125)	—	(125)
Exercise of options (January 2008)	2,000,000	2,000	—	—	—	—	—	2,000
Issuance of common stock for services (February 2008)	500,000	500	—	—	62,000	—	—	62,500
Issuance of common stock for services (March 2008)	750,000	750	—	—	176,750	—	—	177,500
Share-based compensation to employees (March 2008)	250,000	250			54,750	—	—	55,000
Issuance of warrants for consulting services (March 2008)	—	—	—	—	28,700	—	—	28,700
Exercise of warrants (March 2008)	125,000	125	—	—	(125)	(125)	—	(125)
Share-based compensation to employees (March 2008)	—	—	—	—	2,926	—	—	2,926
Net loss for the year ended March 31, 2008	—	—	—	—	—	—	(1,579,717)	(1,579,717)

Balance, March 31, 2008	40,920,369	$40,920	500,000	$500	$2,310,130	$(375)	$(2,769,165)	$(417,990)
Issuance of common stock for services (April 2008) (unaudited)	1,200,000	1,200	—	—	123,800	(200)	—	124,800
Amortization of options issued to employees (June 2008) (unaudited)	—	—	—	—	8,777	—	—	8,777

The accompanying notes are an integral part of the condensed consolidated financial statements.

Stem Cell Therapy International, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (continued)

From December 2, 2004 (Date of Inception) through December 31, 2008 (unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Stock Subscriptions receivable	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
Issuance of common stock for exercise of warrants (June 2008) (unaudited)	125,000	125	—	—	14,340	(4,625)	—	9,840
Issuance of common stock for cash (June 2008) (unaudited)	388,889	389	—	—	34,611	—	—	35,000
Conversion of preferred stock (June 2008) (unaudited)	500,000	500	(500,000)	(500)	—	—	—	—
Amortization of options issued to employees (August 2008) (unaudited)	—	—	—	—	8,778	—	—	8,778
Issuance of common stock for cash (August 2008) (unaudited)	500,000	500	—	—	24,500	—	—	25,000
Issuance of common stock for legal settlement (August 2008) (unaudited)	500,000	500	—	—	38,350	—	—	38,850
Issuance of common stock for legal settlement (June 2008) (unaudited)	3,000,000	3,000	—	—	87,000	—	—	90,000
Issuance of common stock for services (December 2008) (unaudited)	1,000,000	1,000	—	—	39,000	—	—	40,000
Reduction of accounts payable in lieu of cash payment on subscription (December 2008) (unaudited)	—	—	—	—	—	5,000	—	5,000
Amortization of options issued to employees (June 2008) (unaudited)	—	—	—	—	8,777	—	—	8,777
Issuance of common stock for services (December 2008) (unaudited)	2,000,000	2,000	—	—	78,000	—	—	80,000
Cancellation of common stock for legal settlement (December 2008) (unaudited)	(3,000,000)	(3,000)	—	—	(87,000)	—	—	(90,000)
Net loss for the nine month period ended December 31, 2008 (unaudited)	—	—	—	—	—	—	(1,061,576)	(1,061,576)

Balance, December 31, 2008 (unaudited)	47,134,258	$47,134	—	$—	$2,689,063	$(200)	$(3,830,741)	$(1,094,744)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended December 31, 2008	Nine Months Ended December 31, 2007	December 2, 2004 (Date of Inception) Through December 31, 2008
Operating activities:
Net loss	$(1,061,576)	$(1,163,302)	$(3,830,741)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Share-based compensation to non-employees	517,495	398,001	1,818,439
Share-based compensation to employees	—	505,716	563,642
Amortization of options	26,332	—	26,332
Settlement of lawsuits	38,850	—	38,850
Investment income reinvested	—	—	(2,943)
Amortization	—	—	667
Write off of intangible asset	—	—	4,333
(Increase) decrease in:
Inventory	—	5,988	—
Prepaid expenses	6,300	16,589	(121,290)
Deposits	2,169	—	—
Increase (decrease) in:
Accounts payable	39,586	(11,677)	168,256
Accrued payroll	274,005	110,590	632,836
Accrued expenses	50,824	24,000	149,824
Deferred revenue	—	(50,000)	—

Net cash used by operating activities	(106,015)	(164,095)	(551,795)

Investing activities:
Proceeds from certificate of deposit, restricted	—	3,919	2,943

Net cash provided by investing activities	—	3,919	2,943

Financing activities:
Proceeds from advances from stockholder	—	—	52,528
Proceeds from issuance of notes payable	45,000	(48,753)	45,000
Repayments of notes payable	(25,000)	—	(25,000)
Repayment of stockholder advances	—	—	(49,528)
Advances (repayment) from related party, net	23,940	(25,000)	231,140
Payment of stock offering costs	—	(43,976)	(43,976)
Proceeds from sale of stock	60,000	250,000	339,000

Net cash provided by financing activities	103,940	132,271	549,164

Net (decrease) increase in cash	(2,075)	(27,905)	312
Cash at beginning of period	2,387	27,905	—

Cash at end of period	$312	$—	$312

Cash paid for interest	$—	$1,645	$1,005

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

Reduction in amount owed to vendor for decrease in stock subscription receivable	$5,000	$0	$5,000

Common stock issued for a reduction in advance from stockholder	$0	$0	$3,000

Common stock issued for purchase of intangible assets	$0	$0	$5,000

Common stock issued for a reduction in accounts payable	$0	$0	$2,000

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

Basis of Presentation:

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. The results of operations for the nine months ended December 31, 2008 are not necessarily indicative of the results for a full year.

The condensed consolidated financial statements for the period ended December 31, 2008 and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2008 as filed in the Form 10-KSB, filed with the Securities and Exchange Commission on July 15, 2008.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Stem Cell Therapy International, Inc. and its wholly-owned subsidiary, Stem Cell Therapy International Corp. All intercompany accounts and transactions have been eliminated.

2.	Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended December 31, 2008 and the period since December 2, 2004 (date of inception) through December 31, 2008, the Company has had net losses of $1,061,576 and $3,830,741, respectively and cash used by operations of $106,015 and $551,795, respectively, and negative working capital of $1,094,744 at December 31, 2008. As of December 31, 2008, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing and ultimately increase operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities and related party advances. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities and debt financing, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

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

On June 19, 2008, the Company entered into a second Amendment to the Reorganization and Stock Purchase Agreement. In accordance with the terms of this second Amendment, the Company and Histostem issued and delivered shares reflecting the acquisition of Histostem into Escrow by the Company pending resolution of outstanding litigation between Histostem Korea and Histostem, Inc. (a United States corporation unrelated to Histostem) (“Histostem USA”). This essentially effectuates an immediate closing of the Histostem acquisition upon the agreement to an outstanding Histostem legal case. In the Amendment the parties also agreed to complete a one for three reverse stock split of the Company’s common stock. That reverse stock split will be completed after filing, mailing and completion of a 14C Information Statement to the Company’s shareholders and appropriate notice and filings with the NASD. As of December 31, 2008 and to the date of this filing, both the Company’s and Histostem’s shares of common stock remain in escrow and have not yet been distributed per the terms of the agreement due to the outstanding legal case, which has yet to be settled nor agreed to by both parties as agreed to per the second amendment.

3.	New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted FAS 159 effective January 1, 2008, but did not elect to measure any financial instruments at fair value. Accordingly, its adoption did not have any effect on its results of operations, statement of position or cash flows.

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

During the nine months ended December 31, 2008, the Company borrowed a total of $45,000 from related parties. One of the notes for $25,000 was immediately repaid, which did not result in any interest payments. The remaining note bears interest at 7% per year and is due on demand. As of December 31, 2008, the Company has recorded $825 in accrued interest in the accompanying balance sheet.

5.	Equity

During the nine months ended December 31, 2008, the Company issued 1,200,000 shares of common stock valued at $125,000 for consulting services that are to be provided from June 30, 2008 through March 31, 2009.

During the nine months ended December 31, 2008, the Company issued 3,000,000 shares of common stock valued at $120,000 for consulting and legal services provided from October 31, 2008 through December 31, 2008.

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

During the nine months ended December 31, 2008, the Company issued 722,222 stock options and 645,000 stock warrants in connection with the sale of common stock. As of December 31, 2008, all of the warrants have expired without being exercised.

	Shares	Exercise Prices	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding and Exercisable

Outstanding at March 31, 2008	3,650,000	$0.19 – 0.25	$0.20

Options granted	722,222	$0.09	$0.08	$0.02

Options exercised	—	—	—

Options cancelled or expired	(722,222)	$0.09	$0.08

Outstanding at December 31, 2008	3,650,000	$0.19 – 0.25	$0.20

Exercisable at December 31, 2008	3,181,250	$0.19 – 0.25	$0.19

The following table summarizes information about options outstanding and exercisable as of December 31, 2008:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.19 - $0.25	3,650,000	7.62 Years	$0.20	8.27 Years	3,181,250	$0.19

There was no aggregate intrinsic value of options outstanding at December 31, 2008, based on the Company’s closing stock price of $0.04. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The fair value of each warrant was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the weekly trading of two similar company’s underlying common stock (as the Company does not have an adequate trading history for an accurate calculation) and other factors.

Expected volatility	88% - 163.2%
Expected dividends	0
Expected term	1 - 10 years
Risk-free interest rate	1.99% - 4.71%

	Shares	Exercise Prices	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding and Exercisable

Outstanding at March 31, 2008	400,000	—	—	—

Warrants granted	645,000	$0.07	$0.07	$0.01

Warrants exercised	—	—	—	—

Warrants cancelled or expired	(645,000)	$0.07	$0.07	—

Outstanding at December 31, 2008	400,000	$0.15	$0.15

Exercisable at December 31, 2008	400,000	$0.15	$0.15

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2008:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.15	400,000	8.75 Years	$0.15	8.75 Years	400,000	$0.15

There was no aggregate intrinsic value of warrants outstanding at December 31, 2008, based on the Company’s closing stock price of $0.04. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the warrants.

7.	Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The basic and diluted weighted average number of shares was 44,293,179, 36,222,833 and 33,601,290 for the nine months ended December 31, 2008 and 2007 and the period from December 2, 2004 (Date of Inception) through December 31, 2008, respectively.

Common stock equivalents for the nine months ended December 31, 2008 and 2007 and the period from December 2, 2004 (Date of Inception) through December 31, 2008 were anti-dilutive due to the net losses sustained by the Company during these periods.

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

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At December 31, 2008 and 2007, the Company had approximately $1,355,000 and $1,351,000, respectively, of unrecognized tax benefits. The Company has placed a full valuation allowance against these tax benefits due to the Company’s uncertainty of how future taxable earnings and future recognition of these tax benefits would affect our effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. The tax years 2004-2007 remain open to examination by one or more of the major taxing jurisdictions to which we are subject.

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $3,600,000 at December 31, 2008. The loss carry forwards expire beginning in 2025.

9.	Commitments and Contingencies

Consulting Agreements:

The Company has entered into several consulting agreements with other companies and individuals to provide consulting and advisory services to the Company. The agreements provide for terms ranging from one to three years. Additionally, the consulting agreements required the issuance of 5,989,000 shares of the Company’s common stock valued at $669,209 on the date of the agreement as the shares are non-forfeitable and non-cancelable. As of December 31, 2008, the Company had issued these shares of common stock and has included $110,000 in prepaid expenses for services not yet performed pursuant to the agreements.

During October 2007, the Company entered into an agreement with an attorney to compensate for services provided from September 2007 through May 2008 in exchange for a 2,000,000 common stock warrant with an exercise price of $0.001 and a 10 year term. The warrant was valued at $419,864 using the Black Scholes pricing model and was recognized over the service period of nine months. As of December 31, 2008, the Company has expensed the value of these warrants for services performed pursuant to the agreements.

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

Financing Agreements:

During the year ended March 31, 2007, the Company entered into a three year agreement with a consultant to locate financing. As consideration for these consulting services, the Company has agreed to issue 500,000 shares of restricted common stock and a 10% finder’s fee for any funds brought into the Company. As of December 31, 2008, the Company has not entered into any funding agreements, and therefore the third party is not owed any consideration.

Consulting Agreement:

Effective September 12, 2007, the Company entered into a consulting agreement with Newbridge for business and financial related advice and services through September 11, 2008. As compensation for these services, the Company agreed to pay $4,000 per month and issue a total of 500,000 warrants. In May 2008, the Company and the consultant mutually agreed to terminate this agreement in exchange for the issuance of the original grant of 500,000 shares of the Company’s common stock and $24,000 cash. During the nine months ended December 31, 2008, the consultant and the Company agreed to reduce the $24,000 payable by $5,000, the amount the consultant owed for the exercise of warrants. As of December 31, 2008, the Company has included the remainder of the amount owed to the consultant of $19,000 in accounts payable.

In March 2008, the Company entered into a consulting services agreement with First Capital Partners LLC to provide consulting services through June 2008 in exchange for 250,000 shares of the Company’s restricted common stock valued at $67,500. For the nine months ended December 31, 2008, the Company has recorded the remaining value of $45,000 as consulting expense in the accompanying statement of operations.

The Company was involved in a legal dispute over the payment and performance of a consulting agreement. The Company contended that the contract never became effective, and therefore the consultant was not entitled to receive compensation. The consultant contended that the Company and its representatives induced them to begin performance of the services early, based on certain promises. The original contract calls for the consultant to be awarded the compensation of 3,000,000 shares of the Company’s common stock valued at $90,000. During the nine months ended December 31, 2008, the Company and the consultant agreed to terminate the legal dispute and the consultant has provided a release of liability, therefore, the Company has canceled the 3,000,000 shares of common stock.

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

Contingencies:

On August 22, 2008, the Company entered into a Settlement and Release Agreement (“the Agreement”) with Princeton Healthcare, Inc. Princeton Healthcare, Inc. and the Company agreed to release and discharge each other, their successors, assigns, directors, officers, employees, shareholders, former directors and officers, from any and all claims, demands, causes of action, fees, costs, interest, attorney’s fees and damages that each ever had against the other for a payment of $60,000 and the issuance of 500,000 shares of common stock. As of December 31, 2008, the Company has paid $10,000 and issued 500,000 shares of common stock valued at $38,850. The Company was scheduled to pay the remaining $50,000 by October 31, 2008; however, as of the date of this filing, no such payment has been made.

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

On June 19, 2008, the Company entered into a second Amendment to the Reorganization and Stock Purchase Agreement. In accordance with the terms of this second Amendment, the Company and Histostem issued and delivered shares reflecting the acquisition of Histostem into Escrow by the Company pending resolution of outstanding litigation between Histostem Korea and Histostem, Inc. (a United States corporation unrelated to Histostem) (“Histostem USA”). This essentially effectuates an immediate closing of the Histostem acquisition upon the agreement to an outstanding Histostem legal case. In the Amendment the parties also agreed to complete a one for three reverse stock split of the Company’s common stock. That reverse stock split will be completed after filing, mailing and completion of a 14C Information Statement to the Company’s shareholders and appropriate notice and filings with the NASD. As of December 31, 2008 and to the date of this filing, both the Company’s and Histostem’s shares of common stock remain in escrow and have not yet been distributed per the terms of the agreement due to the outstanding legal case, which has yet to be settled nor agreed to by both parties as agreed to per the second amendment.

11.	Related Party Transactions

The due to related party account of $231,140 is made up of advances from the majority stockholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $11,900 and $9,700 during the nine months ended December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company owes Norco $13,744. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in September of 2007, as the Company’s Chief Financial Officer. The Company continues to use Norco for accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

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

We will initially devote most of our efforts toward organization and fund raising for planned clinics and patient operations and limited revenues have been generated from any such operations. The Company has experienced recurring losses from operations since its inception and at December 31, 2008, we had a working capital deficit of $1,094,744 and an accumulated deficit from operations of $3,830,741. As noted in the Report of the Independent Registered Certified Public Accountants report for the audited Stem Cell Therapy International, Inc. financial statements for the period from inception to March 31, 2008, these factors raise doubt about the ability of the Company to continue as a going concern. Realization of the Company’s business plan is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations. This is because we have not generated substantial revenues since inception. Our only other source for cash at this time is through advances or loans from management. We must raise cash to implement our project and stay in business.

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

Results of Operations

As of December 31, 2008 and for the nine months ended December 31, 2008 and 2007

We had no revenue during the nine months ended December 31, 2008 as compared to $132,960 of revenue for the comparable period in 2007. There were no patients treated during the nine months ended December 31, 2008 whereas there were five patients treated during the same period ended 2007. This is primarily due to the fact that management has been concentrating most of its efforts on finalizing the Histostem transaction. There are no immediate plans to enter into any new transactions prior to the completion of the acquisition.

Our cost of goods sold for the stem cell biological material delivered during the nine months ended December 31, 2008 was $0 as compared to $52,268 for the same period ended 2007. The decrease in cost of goods sold is due to no patient treatments during 2008 as compared to the same period in 2007.

Gross margins for the nine months ended December 31, 2008 was 0% compared to 61% for the nine months ended December 31, 2007. The decrease in gross margin is due to the Company treating no patients during the nine months ended December 31, 2008, as compared to treating five patients during the same period in 2007.

Legal expenses increased $28,704 to $233,725 for the nine months ended December 31, 2008 as compared to $205,021 for the nine month period ended December 31, 2007. The increase in legal expense is primarily due to the additional costs in 2008 related to the legal settlements.

Consulting expenses increased $95,256 to $346,611 for the nine months ended December 31, 2008 as compared to $251,355 for the nine month period ended December 31, 2007. The increase in consulting expense is primarily due to the several new consulting contracts entered into and expiring for the 2008 period.

Accounting expenses increased $6,603 to $62,060 for the nine months ended December 31, 2008 as compared to $55,457 for the nine month period ended December 31, 2007. The increase in accounting expense is primarily due to an increase in audit fees for the 2008 period.

Payroll expenses increased $125,956 to $275,455 for the nine months ended December 31, 2008 as compared to $149,499 for the nine month period ended December 31, 2007. The increase in payroll expenses is due to the addition of David Stark, CEO and their being a full nine months of expense for the employees added in September 2007.

Stock based compensation decreased $479,385 to $26,331 for the nine months ended December 31, 2008 as compared to $505,716 for the nine month period ended December 31, 2007. The decrease in stock based compensation is due to the options issued to the officers of the Company during the nine months ended December 31, 2007, no such awards were made during the same period in 2008.

Settlement expense increased $98,850 for the nine months ended December 31, 2008 as compared to $0 for the nine month period ended December 31, 2007. The increase in settlement expense is primarily due to the settlement of two legal matters during the period.

Selling, general and administrative expenses decreased $58,313 to $16,999 for the nine months ended December 31, 2008 as compared to $75,312 for the nine months ended December 31, 2007. The decrease in selling, general and administrative expenses for the nine months ended December 31, 2008 is due to an overall decrease in expenses as the Company negotiates the merger agreement.

Our net loss for the nine months ended December 31, 2008 was $1,061,576 as compared to $1,163,302 during the same period in 2007. The loss primarily reflects the decrease in revenue and stock based compensation offset by the increases in payroll expenses, professional service fees.

As of December 31, 2008 and for the three months ended December 31, 2008 and 2007

We had no revenue during the three months ended December 31, 2008 as compared to $30,000 of revenue for the comparable period in 2007. There were no patients treated during the three months ended December 31, 2008 whereas there was one patient treated during the same period ended 2007. This is primarily due to the fact that management has been concentrating most of its efforts on finalizing the Histostem transaction. There are no immediate plans to enter into any new transactions prior to the completion of the acquisition.

Our cost of goods sold for the stem cell biological material delivered during the three months ended December 31, 2008 was $0 as compared to $13,000 for the same period ended 2007. The decrease in cost of goods sold is due to no patient treatments during 2008 as compared to the same period in 2007.

Gross margins for the three months ended December 31, 2008 was 0% compared to 57% for the three months ended December 31, 2007. The decrease in gross margin is due to the Company treating no patients during the three months ended December 31, 2008, as compared to treating three patients during the same period in 2007.

Legal expenses decreased $80,961 to $63,879 for the three months ended December 31, 2008 as compared to $144,840 for the three month period ended December 31, 2007. The decrease in legal expense is primarily due to the expiration of several consulting agreements for legal services and the overall decrease in Company activity while working toward completing the merger agreement.

Consulting expenses decreased $67,969 to $41,095 for the three months ended December 31, 2008 as compared to $109,064 for the three month period ended December 31, 2007. The decrease in consulting expense is primarily due to the decrease in consulting agreements while the Company is working on completing the merger agreement.

Accounting expenses decreased $4,517 to $6,383 for the three months ended December 31, 2008 as compared to $10,900 for the three month period ended December 31, 2007. The decrease in accounting expense is primarily due to the decrease in audit fees due to the decrease in revenue generating operations as the Company continues to work on completing the merger agreement.

Payroll expenses increased $18,397 to $86,250 for the three months ended December 31, 2008 as compared to $67,853 for the three month period ended December 31, 2007. The increase in payroll expenses is due to the increase in salary for David Stark, CEO during the 2008 period.

Stock based compensation increased to $8,777 for the three months ended December 31, 2008 as compared to $0 for the three month period ended December 31, 2007. The increase in stock based compensation is due to the amortization of options issued to David Stark, CEO.

Settlement expense decreased $90,000 for the three months ended December 31, 2008 as compared to $0 for the three month period ended December 31, 2007. The decrease in settlement expense is primarily due to the cancellation of stock previously awarded in settlement of a legal matter.

Selling, general and administrative expenses decreased $29,372 to $51 for the three months ended December 31, 2008 as compared to $29,423 for the three months ended December 31, 2007. The decrease in selling, general and administrative expenses for the three ended December 31, 2008 is due to an overall decrease in expenses as the Company negotiates the merger agreement.

Our net loss for the three months ended December 31, 2008 was $116,788 as compared to $345,153 during the same period in 2007. The loss primarily reflects the decrease in revenue and the majority of expenses.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended December 31, 2008 and the period since December 2, 2004 (date of inception) through December 31, 2008, the Company has had a net loss of $1,061,576 and $3,840,741, respectively and cash used by operations of $106,015 and $551,795, respectively, and negative working capital of $1,094,744 at December 31, 2008.

As of December 31, 2008, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin significant operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from shareholder advances and some relatively minor sales of equity securities (as set forth below). The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, debt financing and loans from the Company’s Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

Effective June 27, 2007, the Company entered into an agreement with Newbridge Securities, Corp. (“Newbridge”) to assist the Company on a “best efforts” basis in raising approximately $250,000 in a private offering of up to 2 million shares of restricted common stock at a price of $0.125 per share. As of December 31, 2008, the Company has received $206,024 of proceeds, which represents $250,000 gross proceeds less $43,976 of offering costs.

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

On June 19, 2008, the Company entered into a second Amendment to the Reorganization and Stock Purchase Agreement. In accordance with the terms of this second Amendment, the Company and Histostem issued and delivered shares reflecting the acquisition of Histostem into Escrow by the Company pending resolution of outstanding litigation between Histostem Korea and Histostem, Inc. (a United States corporation unrelated to Histostem) (“Histostem USA”). This essentially effectuates an immediate closing of the Histostem acquisition upon the agreement to an outstanding Histostem legal case. In the Amendment the parties also agreed to complete a one for three reverse stock split of the Company’s common stock. That reverse stock split will be completed after filing, mailing and completion of a 14C Information Statement to the Company’s shareholders and appropriate notice and filings with the NASD. As of December 31, 2008 and to the date of this filing, both the Company’s and Histostem’s shares of common stock remain in escrow and have not yet been distributed per the terms of the agreement due to the outstanding legal case, which has yet to be settled nor agreed to by both parties as agreed to per the second amendment.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the period ending December 31, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2008.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008 under the criteria set forth in the Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Chief Financial Officer has determined that material weaknesses exist during the nine months ended December 31, 2008, due to the lack of an independent Audit Committee, as well as a lack of segregation of duties, i.e. all of the accounting tasks are performed by a single individual. Currently, the Company’s Chief Financial Officer and Chief Executive Officer review all transactions. Until the Company raises additional capital, it cannot remediate these weaknesses.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the nine months ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 22, 2008, the Company entered into a Settlement and Release Agreement (“the Agreement”) with Princeton Healthcare, Inc. Princeton Healthcare, Inc. agreed to release and discharge each other, their successors, assigns, directors, officers, employees, shareholders, former directors and officers, from any and all claims, demands, causes of action, fees, costs, interest, attorney’s fees and damages that each ever had against the other for a payment of $60,000 and the issuance of 500,000 shares of common stock. As of December 31, 2008, the Company has paid $10,000 and issued 500,000 shares of common stock valued at $38,850. The Company was scheduled to pay the remaining $50,000 by October 31, 2008; however, as of the date of this filing, no such payment has been made.

The Company was involved in a legal dispute over the payment and performance of a consulting agreement. The Company contended that the contract never became effective, and therefore the consultant was not entitled to receive compensation. The consultant contended that the Company and its representatives induced them to begin performance of the services early, based on certain promises. The original contract called for the consultant to be awarded the compensation of 3,000,000 shares of the Company’s common stock valued at $90,000. During the nine months ended December 31, 2008, the Company and the consultant agreed to terminate the legal dispute and the consultant has provided a release of liability, therefore, the Company has canceled the 3,000,000 shares of common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective June 16, 2008, the Company issued 388,889 shares of common stock to an accredited investor for $35,000 cash. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

During the nine months ended December 31, 2008, the Company issued 200,000 shares of common stock to Mirador Consulting in connection with consulting services to be provided to the Company. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

During the nine months ended December 31, 2008, the Company issued 1,000,000 shares of common stock to an attorney for legal services to be provided. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

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

During the nine months ended December 31, 2008, the Company issued 500,000 shares of common stock valued at $38,850, to a consultant in settlement of a legal dispute. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

During the nine months ended December 31, 2008, the Company issued 1,000,000 shares of common stock valued at $40,000, to a consultant for services rendered. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

During the nine months ended December 31, 2008, the Company issued 2,000,000 shares of common stock valued at $80,000, to an attorney for services rendered. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

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

(b) Reports on Form 8-K.

December 8, 2008 – The Company disclosed the status of the litigation of Histostem, Inc., (“Histostem USA”) and Histostem Corp., (“Histostem Korea”).

December 11, 2008 – The Company disclosed the press release announcing that major obstacles were cleared for the merger with Histostem.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2009

By:	/s/ David Stark
Name:	David Stark
Title:	President

Date: February 16, 2009

By:	/s/ Andrew J. Norstrud
Name:	Andrew J. Norstrud
Title:	Chief Financial Officer