Form 10-K
period 2009-03-31
Stem Cell Therapy International, Inc.
filed 2009-07-10
CIK 1360479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2009

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

(813) 283-2556

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  YES    ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  YES    ☒  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  YES    ☒  NO

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at June 23, 2009, was $1,776,713.

There were 47,134,258 shares of the Registrant’s $0.001 par value common stock outstanding as of March 31, 2009.

STEM CELL THERAPY INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED

MARCH 31, 2009

STEM CELL THERAPY INTERNATIONAL, INC.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Stem Cell Therapy International, Inc.’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

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

Since entering into the Stock Purchase Agreement with Histostem our substantive business operations have focused primarily on positioning the Company to leverage Histostem’s platform throughout the United States and the world. We have incorporated a wholly owned subsidiary, Amstem International Inc., a Nevada Corporation, to use for distribution of stem cell related products.

COMPANY AND BUSINESS OVERVIEW

The Company’s executive management team are: David Stark, President; Andrew J. Norstrud, Chief Financial Officer; and Lixian Jiang, Chief Operating Officer and Patent Trademark Counsel.

The Company’s business operations to date have consisted of referring patients to stem cell treatment facilities in other countries, and to sell to those treatment facilities the stem cell biological solutions (containing adult stem cells or stem cells extracted from umbilical cord blood) they use in their treatments. We do not directly collect, culture or clone stem cell lines. We do not directly offer any medical advice, diagnosis or treatment, and we do not create stem cells. The medical products that we sell are purchased by us from third party product suppliers.

To date, we have referred patients for treatment to facilities in Kiev, Ukraine, Tijuana, Mexico and Shenzhen, China. The clinics are independently owned and operated, and receive patient referrals from various sources. We have no involvement or control over how the clinics are staffed or operated. Since September 2006, all of our patient referrals have been to treatment facilities located in Mexico and China.

Proposed Merger with Histostem

The Company entered into a Reorganization and Stock Purchase Agreement with Histostem Co., Ltd., a Korean company (“Histostem”) on March 10, 2008, as amended (the “SPA”), pursuant to which we have agreed to acquire 90% of the issued and outstanding shares of Histostem in consideration for the issuance of 72,518,053 shares of our common stock. The closing of the transaction is subject to a number of conditions, including, but not limited to, (i) the satisfactory resolution of a lawsuit pending against Histostem (the judgment issued at the trial court level has been appealed by the opposing party); (ii) the conversion of Histostem’s financial statements to English and U.S. GAAP and the completion of an audit with respect to said financial statements; and (iii) either the effectuation by the Company of a 3 to 1 reverse stock split, or the increase in the Company’s authorized shares of common stock from 100 million shares to 500 million shares (which will require the approval of the Company’s shareholders). Shareholder approval is required to effectuate a reverse stock split and to increase the Company’s authorized shares of common stock. Provided the other conditions to closing are satisfied, the Company will prepare and file a joint registration statement - proxy statement with the SEC on Form S-4. The joint filing, upon approval by the SEC, will permit the holding of a meeting at which the Company’s shareholders will vote on the proposal to either reverse split the Company’s common stock or to increase the Company’s authorized shares of common stock. The joint filing will also serve to register the shares to be issued in connection with the closing of the transaction.

The Combined Company

Since entering into the SPA our substantive business operations have focused primarily on positioning Stem Cell to leverage Histostem’s platform throughout the United States and the world. Our focus post closing will be on the following objectives:

•	Establishing accreditation with AABB, NBMD, and NCBI, to facilitate access to Histostem’s stem cell inventories by research companies throughout the world;

•	Expanding clinical stem cell trials in Korea, thereby compiling the preliminary data necessary to submit applications to the U.S. FDA for the approval of Histostem’s products;

•	Expanding Histostem’s facilities in Seoul transforming it into the premier cord blood bank and therapy clinic in the world;

•	Establishing additional stem cell therapy clinics in the U.S. and Europe; and

•	Commencing an international marketing campaign to expand awareness of stem cell storage, products, technologies, and therapies, and to encourage medical tourism.

RESEARCH AND DEVELOPMENT

We do not directly engage in research and development. Instead, we rely on the technology that results from research and development activities performed through contractual arrangements and possibly the technology that results from such arrangements in the future.

STEM CELL INDUSTRY CONSIDERATIONS

In the nascent, but rapidly growing field of stem cell therapies, products are a long way from being commercialized. However, the market potential for stem cell therapies products is very large. See generally “Cell Therapy Commercialization: Applying Stem Cell and Related Strategies,” Drug and Market Development Publishing, January, 2006. President Obama’s Executive Order to rescind the ban on federal funding for stem cell research is the first step in moving stem cell research forward in the U.S. President Obama is a supporter and co-sponsor of the Stem Cell Research Enhancement Act of 2007. The Stem Cell Research Enhancement Act would reach yet another compromise by allowing researchers in the U.S. to expand embryonic stem cell research while prohibiting scientists from creating or cloning embryos for research purposes. Under the current administration, scientists may finally have the chance to dissolve the controversy with breakthroughs in treatments using stem cells.

According to an abundant and diverse body of clinical studies, scientists believe stem cells, which can grow and assimilate into any type of body tissue, could eventually provide a unique way to repair damaged or diseased tissue and treat or cure ailments including Parkinson’s disease, Alzheimer’s, diabetes and even spinal cord injuries. Supporters say the laboratory creation and study of these lines, which could number in the hundreds, is crucial to the advancement of the research. The likelihood of an autologous transplant using your own stem cells is 1 in 435, the likelihood of an allogeneic transplant from a matched donor (such as a sibling) is 1 in 400, and the net likelihood of any type of stem cell transplant is 1 in 217.

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

Dr. Steven Devine, Director of Blood & Marrow Transplant Program at The Ohio State University Comprehensive Cancer Center – James Cancer Hospital and Solove Research Institute, will testify on behalf of the Umbilical Cord Blood legislation at 10:15 a.m. Wednesday (6/24/09) in the South Hearing Room at the Ohio Statehouse. House Bill 102, sponsored by Rep. Todd Book (D-McDermott), is pending in the Senate Health Committee after passing in the House. The bill requires the Department of Health to make available on its Web site printable publications containing standardized, objective information about umbilical-cord-blood banking. It also requires the department to encourage healthcare professionals to provide the publications to pregnant women prior to the third trimester. If passed this legislation will promote cord blood banking on a national level; making more people aware of the benefits of cord blood repositories.

PRICING

The National Marrow Donor Program estimates that by the year 2015, there will be 10,000 cord blood transplants world-wide per year using publicly banked cord blood. It is therefore vitally important to build public repositories of cord blood donations throughout the world. In the United States, the Health Resources and Services Administration (HRSA) of the US Dept. of Health and Human Services is responsible for funding national programs to register marrow donors and bank cord blood donations. The typical cost to consumer (patient) to access a sample from a donor bank is $25,000 to $35,000+.

COMPETITION

Company	Year Started	Laboratory	# Transplants	Blood Or MNC?	Bags Or Vials?	Accreditation	Collection Fee	Annual Storage
Cord Blood America	2003	Progenitor Cell Therapy	97	MNC	Bags	AABB / FACT	$1,800	$125
AlphaCord	Varies by Lab	Choice of 5 Labs	Varies by Lab	MNC	Bags	Varies by Lab	$775	$115
CordBancUSA	2008	Own	0	MNC	Bags	CA Biologics	$1245	$150
Cord Blood Registry	1995	Own	93	MNC	Vials/Bags	AABB	$1875	$125
Cord Blood Solutions	2005	Community Blood Services	150	MNC	Bags	AABB	$1495	$100

Cryobanks Intl.	1994	Own	14	MNC	Bags	AABB		$1749		$120
Cryo-Cell Intl.	1992	Own	16	MNC	Bags	AABB		$1595		$125
DomaniCell	2006	Progenitor Cell Therapy	92	MNC	Bags	AABB / FACT	$	varies	$	varies
Elie Katz	1996	Community Blood Services	150	MNC	Bags	AABB		$1350		$120
Family CB Services	1997	Own	2	MNC	Bags	AABB		$1530		$120
Family Link	2004	Own	2	Blood	Bags	AABB		$1600		$115
Genesis Bank	2005	Own	0	MNC	Bags	AABB		$1150		$100
HemaStem	2004	Community Blood Services	150	MNC	Bags	AABB		$499		$149
LifebankUSA	1998	Own	17	MNC	Bags	AABB		$1750		$115
LifeLine	2001	Own	0	MNC	Bags	AABB		$1200		$90
LifeSource	2007	Own	0	MNC	Bags	No	$	unknown	$	unknown
MAZE Labs	2004	NY Blood Center	0	MNC	Bags	AABB		$2010	$	included
Neocells	2005	Reproductive Genetics Institute	0	MNC	Vials	No		$845		$95
Newborn Blood Banking	1997	Own	0	Blood	Bags	No		$946		$149
New England CB Bank	1995	Own	6	MNC	Bags	No		$1800		$124
RMI	2005	Community Blood Services	150	MNC	Bags	AABB	$	unknown	$	unknown
Safetycord	2005	Community Blood Services	150	MNC	Bags	AABB		$2100		$135
Securacell	2001	Unknown	0	MNC	Vials	No		$1495		$115
StemCyte	2004	Own	522	Blood	Bags	AABB / FACT		$1925		$125
Stork Medical	2006	Community Blood Services	150	MNC	Bags	AABB		$1700		$108
Utah Cord Bank	2007	Own	0	MNC	Vials	No		$940		$85
Viacord	1995	Own	39	MNC	Bags	AABB		$2050		$125
Vista Cord	2006	Own	0	MNC	Vials	No		$999		$99
Zytex	2008	Own	0	MNC	Bags	ISO		$1375		$100

REGULATION

As the technological milestones for stem cell transplantation have been announced, governments have begun to impose regulation. Many developed countries have now drawn up legislation or codes, or signed up to Conventions, regulating the creation and use of embryonic stem cells. Some regimes have already been shown to be lagging behind the technology.

From a regulatory viewpoint stem cell transplant represents a very unique product, which is not really a “product” at all, because it does not fulfill the legal definition of a medicinal “product.” The FDA’s regulations label live cell transplants as products, while under German law they are classified neither as drugs nor as medications, because:

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

EMPLOYEES

As of March 31, 2009, the Company employed 2 full-time employees and one part-time employee. The Company also engages independent contractors and other temporary employees in its operations and finance and administration departments. None of the Company’s employees is represented by a labor union, and the Company considers its employee relations to be good. Competition for qualified personnel in the Company’s industry is intense, particularly among Doctors and other technical staff. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ITEM 1A.	RISK PARTICULAR TO THE COMPANY’S BUSINESS

THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY, ITS BUSINESS, CONDITION AND PROSPECTS (FINANCIAL AND OTHERWISE). THESE RISK FACTORS ARE NOT NECESSARILY EXHAUSTIVE.

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

There is no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company’s copyrights, trademarks, trade dress and similar proprietary rights. In addition, there is no assurance that other parties will not assert infringement claims against the Company. The Company is not currently aware of any legal proceedings related to infringement or misappropriation of the Company’s copyrights, trademarks, trade dress and similar proprietary rights pending against it.

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

NOTICE REGARDING CONSENT OF AIDMAN, PISER & COMPANY, P.A.

Aidman, Piser & Company, P.A. was formerly our independent auditor. Representatives of Aidman, Piser & Company, P.A. are not available to consent to the incorporation of their report contained in this Annual Report, and we have dispensed with the requirement to file their consent in reliance upon Rule 437a of the Securities Act of 1933. Because Aidman, Piser & Company, P.A. has not consented to the incorporation of their report into this Annual Report, investors may not be able to recover against Aidman, Piser & Company, P.A. under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Aidman, Piser & Company, P.A. that are incorporated or any omissions of material fact required to be stated therein.

ITEM 2.	DESCRIPTION OF PROPERTIES

We leased the executive office suite from Wilder Corporation for approximately $800. Our office is located at 2203 N. Lois Avenue, Suite #901, Tampa, FL 33607. The lease has expired, however, as the space continues to be used by a majority stockholder, the Company continues to use the address for all Company related correspondence.

ITEM 3.	LEGAL PROCEEDINGS

On August 22, 2008, the Company entered into a Settlement and Release Agreement (“the Agreement”) with Princeton Healthcare, Inc. Princeton Healthcare, Inc. agreed to release and discharge each other, their successors, assigns, directors, officers, employees, shareholders, former directors and officers, from any and all claims, demands, causes of action, fees, costs, interest, attorney’s fees and damages that each ever had against the other for a payment of $60,000 and the issuance of 500,000 shares of common stock. As of March 31, 2009, the Company has paid $10,000 and issued 500,000 shares of common stock valued at $38,850. The Company was scheduled to pay the remaining $50,000 by October 31, 2008; however, as of the date of this filing, no such payment has been made.

The Company was involved in a legal dispute over the payment and performance of a consulting agreement. The Company contended that the contract never became effective, and therefore the consultant was not entitled to receive compensation. The consultant contended that the Company and its representatives induced them to begin performance of the services early, based on certain promises. The original contract called for the consultant to be awarded the compensation of 3,000,000 shares of the Company’s common stock valued at $90,000. During the year ended March 31, 2009, the Company and the consultant agreed to terminate the legal dispute and the consultant has provided a release of liability, therefore, the Company has canceled the 3,000,000 shares of common stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended March 31, 2009, the Company’s did not submit any matters to a vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Stem Cell Therapy International, Inc. common stock is quoted in United States markets on the Over the Counter Bulletin Board (“OTCBB”).

Currently there are 1,525,000 warrants and 3,650,000 outstanding options to purchase stock.

PENNY STOCK REGULATIONS:

Our common stock is quoted on the OTCBB, under the symbol “SCII”. On June 26, 2009 the last reported sale price of our common stock was $0.05 per share. The Company’s common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. As long as the Company’s common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

The following table shows the high and low per share price quotations of Stem Cell Therapy International, Inc. common stock as reported in the OTCBB for the periods presented. High and low bid quotations reflect inter-dealer prices without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. We completed our acquisition of Stem Cell Therapy Corp. (“Stem Cell Florida”) in the third calendar quarter of 2005. Our stock has been thinly traded.

	HIGH	LOW
(Calendar Quarters)
Fiscal year ended March 31, 2009:
January 1, 2009 – March 31, 2009	$0.12	$0.05
October 1, 2008 – December 31, 2008	$0.09	$0.01
July 1, 2008 – September 30, 2008	$0.09	$0.01
April 1 2008 – June 30, 2008	$0.16	$0.06

Fiscal year ended March 31, 2008
January 1, 2008 – March 31, 2008	$0.27	$0.08
October 1, 2007 – December 31, 2007	$0.21	$0.05
July 1, 2007 – September 30, 2007	$0.40	$0.15
April 1, 2007 – June 30, 2007	$0.43	$0.07

As of March 31, 2009 there were approximately 289 holders of record of Stem Cell Therapy International, Inc. common stock. Many of these shares are held in street name, and consequently we have numerous additional beneficial owners.

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

During the year ended March 31, 2009, the Company issued 200,000 shares of common stock to Mirador Consulting in connection with consulting services to be provided to the Company. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

During the year ended March 31, 2009, the Company issued 1,000,000 shares of common stock to an attorney for legal services to be provided. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

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

During the year ended March 31, 2009, the Company issued 500,000 shares of common stock valued at $38,850, to a consultant in settlement of a legal dispute. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

During the year ended March 31, 2009, the Company issued 1,000,000 shares of common stock valued at $40,000, to a consultant for services rendered. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

During the year ended March 31, 2009, the Company issued 2,000,000 shares of common stock valued at $80,000, to an attorney for services rendered. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

During the year ended March 31, 2009, the Company issued 1,125,000 warrants, in conjunction with convertible debt, which can be exercised to purchase 1,125,000 shares of common stock, with a purchase price of $0.03 per common share.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We initially devoted most of our efforts toward organization and fund raising for planned clinics and patient operations and limited revenues have been generated from any such operations. The Company has experienced recurring losses from operations since its inception and at March 31, 2009, we had a working capital deficit of $1,197,009 and an accumulated deficit from operations of $4,028,658. As noted in the independent audit report for the audited Stem Cell Therapy International, Inc. financial statements for the period from inception to March 31, 2009, these factors raise doubt about the ability of the Company to continue as a going concern. Realization of the Company’s business plan is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations. This is because we have not generated substantial revenues since inception. Our only other source for cash at this time is through investments or loans from management. We must raise cash to implement our project and stay in business.

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

On June 19, 2008, the Company entered into a second Amendment to the Reorganization and Stock Purchase Agreement. In accordance with the terms of this second Amendment, Histostem issued and delivered shares reflecting the acquisition of Histostem into Escrow pending resolution of outstanding litigation between Histostem Korea and Histostem, Inc. (a United States corporation unrelated to Histostem) (“Histostem USA”). In the Amendment the parties also agreed to complete a one for three reverse stock split of the Company’s common stock. That reverse stock split will be completed after filing, mailing and completion of a 14C Information Statement to the Company’s shareholders and appropriate notice and filings with the NASD.

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

RESULTS OF OPERATIONS

As of March 31, 2009 and for the years March 31, 2009 and 2008

We had no revenue during the year ended March 31, 2009 as compared to $132,960 of revenue for the comparable period in 2008. Revenues during 2008 reflected the referral of four patients and in 2009 the Company was focusing on the completion of the merger, and therefore, did not provide referral services to any patients.

Our cost of goods sold for the stem cell biological material delivered during the year ended March 31, 2009 was $0 as compared to $52,268 for the same period ended 2008. The decrease in cost of goods sold is due to the Company not providing any treatments during the year ended March 31, 2009.

Gross margin for the year ended March 31, 2009 was $0 as compared to $80,692 for the year ended March 31, 2008. Gross margin as a percentage of revenue for the year ended March 31, 2009 was 0% as compared to 61% for the year ended March 31, 2008. The decrease in gross margin is primarily due to the lack of sales and the Company focusing on completing the merger during the fiscal year ended March 31, 2009.

Total operating expenses decreased $333,234 or 21% to $1,244,849 for the year ended March 31, 2009 as compared to $1,578,083 for the year ended March 31, 2008. Operating expenses for the year ended March 31, 2009 and 2008 primarily consisted of the following items:

•

Legal expense was $247,336 for the year ended March 31, 2009, as compared to $399,609 for the year ended March 31, 2008, which is a decrease of $152,272. This decrease is primarily due to the expiration of two legal consulting agreements during the year ended March 31, 2008.

•

Consulting expense was $352,851 for the year ended March 31, 2009 compared to $313,536 for the year ended March 31, 2008. The increase from March 31, 2008 of $39,315 was primarily due to the Company entering a new consulting agreement during the year ended March 31, 2009 and writing off the balance of prepaid services for other consulting agreements that were no longer being used

•

Payroll expense was $416,715 for the year ended March 31, 2009, which is an increase of $189,419 over the prior year balance of $227,296. The increase in payroll expenses is due to the Company having a full year of salary for the Chief Executive Officer and the Chief Financial Officer, the Company has also accrued the employer’s portion of payroll taxes.

•

Stock based compensation decreased $528,532 to $35,1110 for the year ended March 31, 2009 as compared to $563,642 for the year ended March 31, 2008. The decrease was due to the Company awarding its officers options valued at $505,716 during 2008, whereas there was no such award during 2009.

•

Settlement expense increased $98,850 for the year ended March 31, 2009 as compared to $0 for the year ended March 31, 2008. The increase in settlement expense is primarily due to the settlement of two legal matters during the 2009.

•

Selling, general and administrative expenses decreased $61,963 to $20,744 for the year ended March 31, 2009 as compared to $82,707 for the year ended March 31, 2008. The decrease in selling, general and administrative expenses for the year ended March 31, 2009 is due to an overall decrease in expenses as the Company negotiates the merger agreement.

Interest (expense) income, net increased $13,010 to ($14,644) during the year ended March 31, 2009, as compared to ($1,634) during the year ended March 31, 2008. The increase is due to an increase in notes payable of $232,500 during 2009 and amortization of the related discount and loan costs, as opposed to none of these amounts in 2008.

The net loss for the year ended March 31, 2009 was $1,259,493 as compared to $1,579,717 during the same period in 2008. The loss primarily reflects the decrease in revenue and stock based compensation offset by the increases in payroll expenses and professional service fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended March 31, 2009 and the period since December 2, 2004 (date of inception) through March 31, 2009, the Company has had a net loss of $1,259,493 and $4,028,658, respectively and cash used by operations of $203,531 and $649,311, respectively, and negative working capital of $1,197,009 at March 31, 2009.

As of March 31, 2009, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin significant operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from shareholder advances and some relatively minor sales of equity securities (as set forth below). The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, debt financing and loans, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

Effective June 27, 2007, the Company entered into an agreement with Newbridge Securities, Corp. (“Newbridge”) to assist the Company on a “best efforts” basis in raising approximately $250,000 in a private offering of up to 2 million shares of restricted common stock at a price of $0.125 per share. As of December 31, 2008, the Company received $206,024 of proceeds, which represents $250,000 gross proceeds less $43,976 of offering costs. This offering is now closed.

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

During March 2009, the Company received $150,000 and agreed to repay to the lenders $187,500 at the earlier of either six months or when the Company is able to obtain subsequent financing with minimum gross proceeds of $1,000,000. The interest rate is a simple 10% per annum. At the holders’ choice the note can be converted into common shares at a rate of either $0.10 per common share or the greater of $.05 or the 30 Day volume weighted average price of the common stock. The holder of the note can also convert the note, pursuant to the terms of the subsequent financing at a rate of 125% of the amount due at the closing of subsequent financing. In addition, the holders of the note were granted warrants to purchase a total of 1,125,000 common shares at a strike price of $0.03 per share. The warrants have a life of five years.

The proceeds received under the Convertible Notes were net of $37,620 of deferred loan costs. The loan costs are being amortized over the six month life of the Convertible Notes, which resulted in an additional $4,294 of interest expense.

The Company also issued 1,125,000 warrants in connection with the Convertible Notes. The warrants are exercisable at $0.03 per share, vest immediately and expire in March 2014. The Company valued the warrants at their relative fair value of $63,750 and recorded a discount on the Convertible Notes. The discount is amortized as interest expense over the term of the Convertible Notes. During the year ended March 31, 2009, the Company recognized interest expense of $7,437 from the amortization of the discount.

Seasonality

As a result of the Company’s limited operating history and the emerging nature of the biotechnological markets in which it competes, the Company is unable to accurately forecast its revenues. The Company’s current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed and expected to increase.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” effective for fiscal years beginning after December 15, 2008. SFAS 141(R) changed the accounting treatment for business combinations on a prospective basis. SFAS 141(R) requires that all assets, liabilities, contingent considerations and contingencies of an acquired business be recorded at fair value at the acquisition date. SFAS 141(R) also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. SFAS 141(R) will only affect the Company’s financial condition or results of operations to the extent it has business combinations after the effective date.

On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). This new standard will significantly change the accounting for and reporting of non-controlling (minority) interests in consolidated financial statements. SFAS 160 became effective for the Company for the year ended March 31, 2009. The impact of adopting SFAS 160 on the consolidated financial statements will only apply to the extent we have business combinations in the future.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The Company does not believe the application of SFAS 162 will have a significant impact, if any, on the Company’s financial statements.

On May 28, 2009, FASB issued SFAS No. 165, “Subsequent Events.” The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is not expected to have a material impact on the financial reporting of the Company.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”) which allows companies that do not have sufficient historical experience for estimating the expected term of “plain vanilla” share option grants to provide a reasonable estimate and to continue use of the “simplified” method after December 31, 2007. SAB 110 extends the opportunity to use the “simplified” method beyond December 31, 2007, as was allowed by Staff Accounting Bulletin No. 107 (“SAB 107”). Adoption of SAB 110 will not impact our financial statements as we did not use the “simplified” method to estimate lives of share-based awards.

In April 2009, the FASB issued three FSP’s intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, all of which are effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 when the volume and level of activity of an asset or liability have significantly decreased from normal market activity. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires interim reporting of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance in determining whether a debt security is other-than-temporarily impaired and expands the disclosures of other-than-temporarily impaired debt and equity securities. The adoption of each of these FSPs is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Stem Cell Therapy International, Inc. and Subsidiary

We have audited the consolidated balance sheet of Stem Cell Therapy International, Inc. (a Nevada corporation) as of March 31, 2009, and the related statements of operations-development stage, stockholders’ deficits, and cash flows from December 2, 2004 (Date of Inception) through March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Stem Cell Therapy International, Inc. as of March 31, 2008 and from December 2, 2004 (Date of Inception) through March 31, 2008 were audited by other auditors who have ceased operations and whose report dated July 14, 2008, included an unqualified opinion with an explanatory paragraph regarding substantial doubt about the Company continuing as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the March 31, 2009 financial statements referred to above present fairly, in all material respects, the financial position of Stem Cell Therapy International, Inc. as of March 31, 2009, and the results of its operations and its cash flows from December 2, 2004 (Date of Inception) through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced significant losses and has a deficit working capital at March 31, 2009. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Brimmer, Burek & Keelan, LLP

Tampa, Florida

July 9, 2009

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY AIDMAN, PISER & COMPANY, P.A. AND IT HAS NOT BEEN REISSUED BY AIDMAN, PISER & COMPANY, P.A. AND AIDMAN, PISER & COMPANY, P.A. HAS NOT CONSENTED TO ITS INCLUSION; THEREFORE, AN INVESTOR’S ABILITY TO RECOVER ANY POTENTIAL DAMAGE MAY BE LIMITED.

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

/s/ Aidman, Piser & Company, P.A.

Tampa, Florida

July 14, 2008

Stem Cell Therapy International, Inc. and Subsidiary

(a development stage enterprise)

Consolidated Balance Sheets

	March 31,
	2009	2008
Assets
Current assets:
Cash	$32,657	$2,387
Deferred loan costs, net	33,326	—
Prepaid expenses	135,000	358,363

Total current assets	200,983	360,750

Deposits	5,000	2,169
Prepaid expenses	—	10,792

Total assets	$205,983	$373,711

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$163,521	$126,670
Accrued expenses	151,191	99,000
Accrued payroll and payroll related expenses	749,096	358,831
Notes payable, net of unamortized discount of $84,437	103,063	—
Due to related party	231,121	207,200

Total current liabilities	1,397,992	791,701

Commitments and contingencies (Note 9)	—	—

Stockholders’ deficit:
Preferred stock; $.001 par value; 10,000,000 shares authorized and 0 and 500,000 issued and outstanding, respectively	—	500
Common stock; $.001 par value; 100,000,000 shares authorized and 47,134,258 and 40,920,369 issued and outstanding, respectively	47,134	40,920
Additional paid-in capital	2,789,715	2,310,130
Stock subscription receivable	(200)	(375)
Deficit accumulated during development stage	(4,028,658)	(2,769,165)

Total stockholders’ deficit	(1,192,009)	(417,990)

Total liabilities and stockholders’ deficit	$205,983	$373,711

The accompanying notes are an integral part of the consolidated financial statements.

Stem Cell Therapy International, Inc. and Subsidiary

(a development stage enterprise)

Consolidated Statements of Operations

	Years Ended March 31,		Period from December 2, 2004 (Date of Inception) through March 31, 2009
	2009	2008
Revenue	$—	$132,960	$559,404
Cost of goods sold:
General	—	52,268	278,361
Loss on firm purchase commitment	—	—	116,000

Gross margin	—	80,692	165,043

Operating expenses:
Legal expense	247,336	399,608	708,668
Consulting expense	352,851	313,536	1,253,596
Accounting expense	73,245	71,986	258,290
Payroll expense	416,715	227,296	855,315
Stock based compensation	35,108	563,642	607,528
Settlement expense	98,850	—	98,850
Selling, general & administrative expenses	20,744	82,707	398,956

Loss from operations	(1,244,849)	(1,578,083)	(4,016,160)

Interest (expense) income, net	(14,644)	(1,634)	(12,498)

Net loss before taxes	(1,259,493)	(1,579,717)	(4,028,658)
Income tax expense	—	—	—

Net loss	(1,259,493)	(1,579,717)	(4,028,658)
Less dividends on preferred stock	—	—	(10,000)

Loss attributable to common shareholders	$(1,259,493)	$(1,579,717)	$(4,038,658)

Net loss per share, basic & diluted	$(.03)	$(.04)	$(.12)

Weighted average number of common shares, basic & diluted	44,995,644	36,950,506	34,372,643

The accompanying notes are an integral part of the consolidated financial statements.

Stem Cell Therapy International, Inc. and Subsidiary

(A Development Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Deficit

For the period from December 2, 2004 (Date of Inception) through March 31, 2009

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

For the period from December 2, 2004 (Date of Inception) through March 31, 2009

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

Stem Cell Therapy International, Inc.

(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Deficit (Continued)

For the period from December 2, 2004 (Date of Inception) through March 31, 2009

	Common Stock		Preferred Stock		Additional Paid-In Capital	Stock Subscriptions receivable	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
Issuance of common stock for services (May 2007)	250,000	250	—	—	44,750	—	—	45,000
Issuance of common stock for services (June 2007)	300,000	300	—	—	116,700	—	—	117,000
Issuance of common stock for cash, net of offering costs (July 2007)	2,000,000	2,000	—	—	204,024	—	—	206,024
Issuance of warrants for consulting services (September 2007)	—	—	—	—	23,750	—	—	23,750
Exercise of warrants (September 2007)	125,000	125	—	—	(125)	(125)	—	(125)
Share-based compensation to employees	—	—	—	—	505,716	—	—	505,716
Issuance of warrants for consulting services (October 2007)	—	—	—	—	419,864	—	—	419,864
Issuance of warrants for consulting services (December 2007)	—	—	—	—	10,000	—	—	10,000
Exercise of warrants (December 2007)	125,000	125	—	—	(125)	(125)	—	(125)
Exercise of options (January 2008)	2,000,000	2,000	—	—	—	—	—	2,000
Issuance of common stock for services (February 2008)	500,000	500	—	—	62,000	—	—	62,500
Issuance of common stock for services (March 2008)	750,000	750	—	—	176,750	—	—	177,500
Share-based compensation to employees (March 2008)	250,000	250			54,750	—	—	55,000
Issuance of warrants for consulting services (March 2008)	—	—	—	—	28,700	—	—	28,700
Exercise of warrants (March 2008)	125,000	125	—	—	(125)	(125)	—	(125)
Share-based compensation to employees (March 2008)	—	—	—	—	2,926	—	—	2,926
Net loss for the year ended March 31, 2008	—	—	—	—	—	—	(1,579,717)	(1,579,717)

Balance, March 31, 2008	40,920,369	40,920	500,000	500	2,310,130	(375)	(2,769,165)	(417,990)
Issuance of common stock for services (April 2008)	1,200,000	1,200	—	—	123,800	(200)	—	124,800
Amortization of options issued to employees (June 2008)	—	—	—	—	8,777	—	—	8,777
Increase in stock subscription receivable for change in agreement (June 2008)	—	—	—	—	—	(4,500)	—	(4,500)
Issuance of common stock for exercise of warrants (June 2008)	125,000	125	—	—	14,340	(125)	—	14,340
Issuance of common stock for cash (June 2008)	388,889	389	—	—	34,611	—	—	35,000
Conversion of preferred stock (June 2008)	500,000	500	(500,000)	(500)	—	—	—	—
Amortization of options issued to employees (August 2008)	—	—	—	—	8,778	—	—	8,778
Issuance of common stock for cash (August 2008)	500,000	500	—	—	24,500	—	—	25,000
Issuance of common stock for legal settlement (August 2008)	500,000	500	—	—	38,350	—	—	38,850
Issuance of common stock for legal settlement (June 2008)	3,000,000	3,000	—	—	87,000	—	—	90,000

The accompanying notes are an integral part of the consolidated financial statements.

Stem Cell Therapy International, Inc.

(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Deficit (Continued)

For the period from December 2, 2004 (Date of Inception) through March 31, 2009

	Common Stock		Preferred Stock		Additional Paid-In Capital	Stock Subscriptions receivable	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
Issuance of common stock for services (December 2008)	1,000,000	1,000	—	—	39,000	—	—	40,000
Reduction of accounts payable in lieu of cash payment on subscription (December 2008)	—	—	—	—	—	5,000	—	5,000
Amortization of options issued to employees (June 2008)	—	—	—	—	8,777	—	—	8,777
Issuance of common stock for services (December 2008)	2,000,000	2,000	—	—	78,000	—	—	80,000
Cancellation of common stock for legal settlement (December 2008)	(3,000,000)	(3,000)	—	—	(87,000)	—	—	(90,000)
Issuance of warrants with convertible notes payable	—	—	—	—	63,750	—	—	63,750
Amortization of options issued to employees (March 2009)	—	—	—	—	8,777	—	—	8,777
Value of the beneficial conversion feature related to the issuance of convertible notes payable	—	—	—	—	28,125	—	—	28,125
Net loss for year ended March 31, 2009	—	—	—	—	—	—	(1,259,493)	(1,259,493)

Balance, March 31, 2009	47,134,258	$47,134	—	$—	$2,789,715	$(200)	$(4,028,658)	$(1,192,009)

Stem Cell Therapy International, Inc. and Subsidiary

(a development stage enterprise)

Consolidated Statements of Cash Flows

	Years Ended March 31,		Period from December 2, 2004 (Date of Inception) through March 31, 2008
	2009	2008
Operating activities:
Net loss	$(1,259,493)	$(1,579,717)	$(4,028,658)
Adjustments to reconcile net loss to net cash used by operating activities:
Share-based compensation to non-employees	513,795	601,366	1,803,689
Share-based compensation to employees	—	563,642	563,642
Amortization of options	35,109	—	35,109
Amortization of warrants issued with notes payable	7,438	—	7,438
Settlement of lawsuit with common stock	38,850	—	38,850
Amortization of deferred loan costs	4,294	—	4,294
Investment income reinvested	—	—	(2,943)
Amortization	—	—	667
Write off of intangible asset	—	—	4,333
(Increase) decrease in:
Inventory	—	5,988	—
Prepaid expenses	—	11,943	(126,090)
Deposits	(2,831)	—	(5,000)
Increase in:
Accounts payable	16,851	65,795	145,521
Accrued payroll	390,265	188,275	749,096
Accrued expenses	52,191	24,000	151,191
Deferred revenue	—	(50,000)	—

Net cash used by operating activities	(203,531)	(168,708)	(658,861)

Investing activities:
Proceeds from certificate of deposit, restricted	—	3,919	2,943

Net cash provided (used) by investing activities	—	3,919	2,943

Financing activities:
Proceeds from advances from stockholder	—	—	52,528
Repayment of stockholder advances	—	(48,753)	(49,528)
Proceeds from issuance of notes payable	194,880	—	194,880
Repayment of notes payable	(45,000)	—	(45,000)
Advances from related party	42,321	17,000	284,521
Repayment from related party	(18,400)	(35,000)	(53,400)
Payment of stock offering costs	—	(43,976)	(43,976)
Proceeds from sale of stock	60,000	250,000	348,550

Net cash provided by financing activities	233,801	139,271	688,575

Net (decrease) increase in cash	30,270	(25,518)	32,657
Cash at beginning of period	2,387	27,905	—

Cash at end of period	$32,657	$2,387	$32,657

Supplemental disclosure of cash flow information and non-cash financing activities:

Cash paid for income taxes	$—	$—	$—

Cash paid for interest	$—	$1,645	$3,308

Issuance of convertible notes payable with a discount equivalent to the relative fair value of the accompanying warrants	$63,750	$—	$63,750

Issuance of convertible notes payable with a beneficial conversion feature	$28,125	$—	$28,125

Reduction in stock subscription receivable in exchange for a reduction in accounts payable	$5,000	$—	$5,000

Common stock issued for a reduction in advance from stockholder	$—	$—	$3,000

Common stock issued for a reduction in accounts payable	$—	$2,000	$2,000

Common stock issued for purchase of intangible asset	$—	$—	$5,000

The accompanying notes are an integral part of the consolidated financial statements.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2009 and 2008

and for the period from December 2, 2004 (Date of Inception)

through March 31, 2009

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

Previously, the Company has been engaged in the licensing of stem cell technology, the sale of stem cell products, and information, education, and referral services relating to potential stem cell therapy patients. The Company purchases allo stem cell biological solutions that are currently being used in the treatment of patients suffering from degenerative disorders of the human body such as Alzheimer’s, Parkinson’s Disease, ALS, leukemia, muscular dystrophy, multiple sclerosis, arthritis, spinal cord injuries, brain injury, stroke, heart disease, liver and retinal disease, diabetes as well as certain types of cancer.

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

Since entering into the “Agreement” our substantive business operations have focused primarily on positioning the Company to leverage Histostem’s platform throughout the United States and the world. We have incorporated a wholly owned subsidiary to, Amstem International Inc., a Nevada Corporation, to use for distribution of stem cell related products.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Stem Cell Therapy International, Inc. and its wholly-owned subsidiary, Stem Cell Therapy International Corp. All intercompany accounts and transactions have been eliminated.

2.	LIQUIDITY AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the year ended March 31, 2009 and the period since December 2, 2004 (date of inception) through March 31, 2009, the Company has had net losses of $1,259,493 and $4,028,658, respectively, and cash used in operations of $203,531 and $649,311, respectively, and has negative working capital of $1,197,009 at March 31, 2009. As of March 31, 2009, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing and ultimately increase operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the use of equity securities to pay for services and related party advances. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, debt financing and loans, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2009 and 2008

and for the period from December 2, 2004 (Date of Inception)

through March 31, 2009

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

On June 19, 2008, the Company entered into a second Amendment to the Reorganization and Stock Purchase Agreement. In accordance with the terms of this second Amendment, Histostem issued and delivered shares reflecting the acquisition of Histostem into Escrow pending resolution of outstanding litigation between Histostem Korea and Histostem, Inc. (a United States corporation unrelated to Histostem) (“Histostem USA”). In the Amendment the parties also agreed to complete a one for three reverse stock split of the Company’s common stock. That reverse stock split will be completed after filing, mailing and completion of a 14C Information Statement to the Company’s shareholders and appropriate notice and filings with the NASD.

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

For the Years Ended March 31, 2009 and 2008

and for the period from December 2, 2004 (Date of Inception)

through March 31, 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. Due to the Company’s continued losses, the Company has placed a full valuation allowance against the deferred tax asset.

Loss per common share:

Basic and diluted loss per share are computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents are not considered in the calculation of diluted earnings per share for the periods presented if their effect would be anti-dilutive. The Company had no common stock equivalents outstanding at March 31, 2009 or 2008.

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

Reclassifications:

Certain reclassifications have been made to the accompanying fiscal 2008 consolidated financial statements to conform to the March 31, 2009 presentation. Such reclassifications had no impact on net loss as previously reported.

Recently issued accounting pronouncements:

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” effective for fiscal years beginning after December 15, 2008. SFAS 141(R) changed the accounting treatment for business combinations on a prospective basis. SFAS 141(R) requires that all assets, liabilities, contingent considerations and contingencies of an acquired business be recorded at fair value at the acquisition date. SFAS 141(R) also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. SFAS 141(R) will only affect the Company’s financial condition or results of operations to the extent it has business combinations after the effective date.

On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). This new standard will significantly change the accounting for and reporting of non-controlling (minority) interests in consolidated financial statements. SFAS 160 became effective for the Company for the year ended March 31, 2009. The impact of adopting SFAS 160 on the consolidated financial statements will only apply to the extent we have business combinations in the future.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The Company does not believe the application of SFAS 162 will have a significant impact, if any, on the Company’s financial statements.

On May 28, 2009, FASB issued SFAS No. 165, “Subsequent Events.” The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is not expected to have a material impact on the financial reporting of the Company.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2009 and 2008

and for the period from December 2, 2004 (Date of Inception)

through March 31, 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”) which allows companies that do not have sufficient historical experience for estimating the expected term of “plain vanilla” share option grants to provide a reasonable estimate and to continue use of the “simplified” method after December 31, 2007. SAB 110 extends the opportunity to use the “simplified” method beyond December 31, 2007, as was allowed by Staff Accounting Bulletin No. 107 (“SAB 107”). Adoption of SAB 110 has not impacted our financial statements.

In April 2009, the FASB issued three FSP’s intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, all of which are effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 when the volume and level of activity of an asset or liability have significantly decreased from normal market activity. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires interim reporting of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance in determining whether a debt security is other-than-temporarily impaired and expands the disclosures of other-than-temporarily impaired debt and equity securities. The adoption of each of these FSPs is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.	RELATED PARTY TRANSACTIONS

Due to related party of $231,121, represents advances from the majority stockholder to assist the Company with its financial obligations. These advances were non-interest bearing, unsecured and due on demand.

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $17,000 and $12,600 during the years ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the Company owes Norco $2,024. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in September of 2007, as the Company’s Chief Financial Officer. The Company continues to use Norco for accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

During the year ended March 31, 2009, the Company borrowed a total of $45,000 from related parties. One of the notes for $25,000 was immediately repaid, which did not result in any interest payments. The remaining note bears interest at 7% per year and is due on demand. As of March 31, 2009, the Company has recorded $1,400 in accrued interest in the accompanying balance sheet and the notes payable have been repaid.

The above amounts are not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with independent parties.

5.	NOTES PAYABLE

During the year ended March 31, 2009, the Company borrowed a total of $45,000 from related parties. One of the notes for $25,000 was immediately repaid, which did not result in any interest payments. The remaining note bears interest at 7% per year and is due on demand. As of March 31, 2009, the Company has recorded $1,400 in accrued interest in the accompanying balance sheet and the notes payable have been repaid.

During March 2009, the Company received $150,000 and agreed to repay to the lenders $187,500 (Convertible Notes) at the earlier of either six months or when the Company is able to obtain subsequent financing with minimum gross proceeds of $1,000,000. The interest rate is a simple 10% per annum. At the holders’ choice the note can be converted into common shares at a rate of either $0.10 per common share or the greater of $0.05 or the 30 Day volume weighted average price of the common stock. The holder of the note can also convert the note, pursuant to the terms of the subsequent financing at a rate of 125% of the amount due at the closing of subsequent financing.

The Convertible Notes contain an embedded conversion feature. As such, in accordance with EITF Issue No. 98-5, “Accounting for Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio,” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the difference between the conversion price and the Company’s estimated fair market value of its stock price on the commitment date of the notes was calculated to be $28,125 for notes issued during the year ended March 31, 2009. The Company is amortizing the beneficial conversion feature over the life of the convertible debt.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2009 and 2008

and for the period from December 2, 2004 (Date of Inception)

through March 31, 2009

5.	NOTES PAYABLE (CONTINUED)

The Company also issued 1,125,000 warrants in connection with the Convertible Notes. The warrants are exercisable at $0.03 per share, vest immediately and expire in March 2014. The Company valued the warrants at their relative fair value of $63,750 and recorded a discount on the Convertible Notes. The discount is amortized as interest expense over the term of the Convertible Notes. During the year ended March 31, 2009, the Company recognized interest expense of $7,437 from the amortization of the discount and the beneficial conversion feature.

The proceeds received under the Convertible Notes were net of $37,620 of deferred loan costs. The loan costs are being amortized over the six month life of the Convertible Notes and $4,294 has been included in the Consolidated Statement of Operations as interest expense for the year ended March 31, 2009.

6.	STOCKHOLDERS’ DEFICIT

Capitalization:

During the year ended March 31, 2009, the Company issued 1,200,000 shares of common stock valued at $125,000 for consulting services that are to be provided from June 30, 2008 through March 31, 2009.

During the year ended March 31, 2009, the Company issued 3,000,000 shares of common stock valued at $120,000 for consulting and legal services provided from October 31, 2008 through December 31, 2008.

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

Stock options and warrants:

During the year ended March 31, 2009, the Company issued 2,617,222 warrants to individuals. The warrants entitle the holders to purchase 2,617,222 shares of the Company’s common stock, at any time, at an exercise price of between $0.01-$0.25 per share and begin expiring in 2012. At March 31, 2009, 1,525,000 warrants remain outstanding.

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

For the Years Ended March 31, 2009 and 2008

and for the period from December 2, 2004 (Date of Inception)

through March 31, 2009

6.	STOCKHOLDERS’ DEFICIT (CONTINUED)

The fair value of each option was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the Company’s historical market price at consistent points in period equal to the expected life of the options. Expected term is based upon the use of the simplified method.

Year Ended March 31, 2008
Dividend rate	0%
Risk free interest rate	1.99% - 4.59%
Term	2.75 - 10 years
Volatility	102.9% - 169.7%

The value of the options granted totaled $508,642 and has been included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations for the year ended March 31, 2008.

	Shares	Exercise Prices	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options Outstanding and Exercisable

Outstanding at March 31, 2008	3,650,000	$0.19 - 0.25	$0.20	$0.18

Options granted	—	—	—	—

Options exercised	—	—	—	—

Options cancelled or expired	—	—	—	—

Outstanding at March 31, 2009	3,650,000	$0.19 - 0.25	$0.20

Exercisable at March 31, 2009	3,306,250	$0.19 - 0.25

The following table summarizes information about options outstanding and exercisable as of March 31, 2009:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.19 - $0.25	3,650,000	7.37 Years	$0.20	7.83 Years	3,306,250	$0.19

There was no aggregate intrinsic value of options outstanding at March 31, 2009 and 2008, based on the Company’s closing stock price of $0.075 and $0.17, respectively. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2009 and 2008

and for the period from December 2, 2004 (Date of Inception)

through March 31, 2009

6.	STOCKHOLDERS’ DEFICIT (CONTINUED)

The fair value of each warrant was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the Company’s historical market price at consistent points in period equal to the expected life of the warrants.

	Year Ended March 31, 2009	Year Ended March 31, 2008
Dividend rate	0%	0%
Risk free interest rate	1.73% - 3.68%	1.99% - 4.71%
Term	45 days - 5 years	1 - 10 years
Volatility	167.1% - 243.6%	88% - 163.2%

The value of the warrants granted during 2009 and 2008 totaled $121,722 and $603,445, respectively, of which $7,438 and $487,501 has been included in operating expenses in the accompanying consolidated statements of operations for the years ended March 31, 2009 and 2008, respectively.

	Shares	Exercise Prices	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding and Exercisable

Outstanding at March 31, 2008	400,000	$0.15	$0.15	—

Warrants granted	2,617,222	$0.01 - $0.09	$0.06	—

Warrants exercised	(125,000)	$0.01	$0.01	—

Warrants cancelled or expired	(1,367,222)	$0.07 - $0.09	$0.08	—

Outstanding at March 31, 2009	1,525,000	$0.03 - $0.15	$0.06

Exercisable at March 31, 2009	1,525,000	$0.03 - $0.15	$0.06

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2009:

	Outstanding Warrants			Exercisable Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.03 - $0.15	1,525,000	5.88 Years	$0.06	5.88 Years	1,525,000	$0.06

The aggregate intrinsic value of warrants outstanding at March 31, 2009 was $50,625 based on the Company’s closing stock price of $0.075. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the warrants.

7.	EARNINGS PER SHARE

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options and warrants outstanding during the year. The basic and diluted weighted average number of shares was 44,995,644, 36,950,506 and 34,372,643 for the years ended March 31, 2009 and 2008 and the period from December 2, 2004 (Date of Inception) through March 31, 2009, respectively.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2009 and 2008

and for the period from December 2, 2004 (Date of Inception)

through March 31, 2009

7.	EARNINGS PER SHARE (CONTINUED)

Common stock equivalents for the years ended March 31, 2009 and 2008 and the period from December 2, 2004 (Date of Inception) through March 31, 2009 were anti-dilutive due to the net losses sustained by the Company during these periods.

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

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $3,800,000 at March 31, 2009. The loss carry forwards expire beginning in 2025. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses. Due to the limitation and the Company’s historical losses, the Company has placed a full valuation allowance against that asset of approximately $1,419,800.

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	Years Ended		Period from December 2, 2004 through March 31, 2009
	March 31, 2009	March 31, 2008

Income tax benefit at statutory rate	$(428,200)	$(537,100)	$(1,369,700)
Increase (decrease) in income tax due to:
Nondeductible expenses	13,400	82,000	96,100
State income taxes, net	(45,700)	(57,300)	(146,200)
Change in valuation allowance	460,500	512,400	1,419,800

	$—	$—	$—

There was no current or deferred provision or benefit for income taxes for the year ended March 31, 2009 and 2008 and for the period from December 2, 2004 (Date of Inception) through March 31, 2009. The components of deferred tax assets as of March 31, 2009 and 2008 are as follows:

	March 31, 2009	March 31, 2008
Deferred tax (liability) asset:
Accrued payroll	$281,900	$144,200
Accrued expenses	56,000	—
Options and warrants	—	156,300
Net operating loss carryforward	1,081,900	658,800

	1,419,800	959,300
Valuation allowance	(1,419,800)	(959,300)

Total deferred taxes	$0	$0

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2009 and 2008

and for the period from December 2, 2004 (Date of Inception)

through March 31, 2009

9.	COMMITMENTS AND CONTINGENCIES

Consulting Agreements:

The Company has entered into several consulting agreements with other companies and individuals to provide consulting and advisory services to the Company. The agreements provide for terms ranging from one to three years. Additionally, the consulting agreements required the issuance of 5,989,000 shares of the Company’s common stock valued at $669,209 on the date of the agreement as the shares are non-forfeitable and non-cancelable. As of March 31, 2009, the Company had issued these shares of common stock and has included $110,000 in prepaid expenses for services not yet performed pursuant to the agreements.

During October 2007, the Company entered into an agreement with an attorney to compensate for services provided from September 2007 through May 2008 in exchange for a 2,000,000 common stock warrant with an exercise price of $0.001 and a 10 year term. The warrant was valued at $419,864 using the Black Scholes pricing model and was recognized over the service period of nine months. As of March 31, 2009, the Company has expensed the value of these warrants for services performed pursuant to the agreements.

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

Financing Agreements:

During the year ended March 31, 2007, the Company entered into a three year agreement with a consultant to locate financing. As consideration for these consulting services, the Company has agreed to issue 500,000 shares of restricted common stock and a 10% finder’s fee for any funds brought into the Company. As of March 31, 2009, the Company has not entered into any funding agreements, and therefore the third party is not owed any consideration.

Consulting Agreement:

Effective September 12, 2007, the Company entered into a consulting agreement with Newbridge for business and financial related advice and services through September 11, 2008. As compensation for these services, the Company agreed to pay $4,000 per month and issue a total of 500,000 warrants. In May 2008, the strike price for the warrants was changed from $0.001 to $0.01 with a resulting increase in the stock subscription receivable. In May 2008, the Company and the consultant mutually agreed to terminate this agreement in exchange for the issuance of the original grant of 500,000 shares of the Company’s common stock and $24,000 cash. During the year ended March 31, 2009, the consultant and the Company agreed to reduce the $24,000 payable by $5,000, the amount the consultant owed for the exercise of warrants. As of March 31, 2009, the Company had repaid the remaining $19,000 in cash and no additional amounts were owed.

In March 2008, the Company entered into a consulting services agreement with First Capital Partners LLC to provide consulting services through June 2008 in exchange for 250,000 shares of the Company’s restricted common stock valued at $67,500. For the year ended March 31, 2009, the Company has recorded the remaining value of $45,000 as consulting expense in the accompanying statement of operations.

The Company was involved in a legal dispute over the payment and performance of a consulting agreement. The Company contended that the contract never became effective, and therefore the consultant was not entitled to receive compensation. The consultant contended that the Company and its representatives induced them to begin performance of the services early, based on certain promises. The original contract calls for the consultant to be awarded the compensation of 3,000,000 shares of the Company’s common stock valued at $90,000. During the year ended March 31, 2009, the Company and the consultant agreed to terminate the legal dispute and the consultant has provided a release of liability, therefore, the Company has canceled the 3,000,000 shares of common stock.

In April 2008, the Company entered into a consulting agreement with Mirador Consulting, Inc. to provide management consulting services for three months. The Company issued 200,000 shares of common stock valued at $25,000.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2009 and 2008

and for the period from December 2, 2004 (Date of Inception)

through March 31, 2009

9.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Contingencies:

On August 22, 2008, the Company entered into a Settlement and Release Agreement (“the Agreement”) with Princeton Healthcare, Inc. Princeton Healthcare, Inc. and the Company agreed to release and discharge each other, their successors, assigns, directors, officers, employees, shareholders, former directors and officers, from any and all claims, demands, causes of action, fees, costs, interest, attorney’s fees and damages that each ever had against the other for a payment of $60,000 and the issuance of 500,000 shares of common stock. As of March 31, 2009, the Company has paid $10,000 and issued 500,000 shares of common stock valued at $38,850. The Company was scheduled to pay the remaining $50,000 by October 31, 2008; however, as of the date of this filing, no payment has been made.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2009 and 2008

and for the period from December 2, 2004 (Date of Inception)

through March 31, 2009

10.	MERGER AND REORGANIZATION AGREEMENT

The Company entered into a Reorganization and Stock Purchase Agreement with Histostem Co., Ltd., a Korean company (“Histostem”) on March 10, 2008, as amended (the “SPA”), pursuant to which we have agreed to acquire 90% of the issued and outstanding shares of Histostem in consideration for the issuance of 72,518,053 shares of our common stock. The closing of the transaction is subject to a number of conditions, including, but not limited to, (i) the satisfactory resolution of a lawsuit pending against Histostem (the judgment issued at the trial court level has been appealed by the opposing party); (ii) the conversion of Histostem’s financial statements to English and U.S. GAAP and the completion of an audit with respect to said financial statements; and (iii) either the effectuation by the Company of a 3 to 1 reverse stock split, or the increase in the Company’s authorized shares of common stock from 100 million shares to 500 million shares (which will require the approval of the Company’s shareholders). Shareholder approval is required to effectuate a reverse stock split and to increase the Company’s authorized shares of common stock. Provided the other conditions to closing are satisfied, the Company will prepare and file a joint registration statement—proxy statement with the SEC on Form S-4. The joint filing, upon approval by the SEC, will permit the holding of a meeting at which the Company’s shareholders will vote on the proposal to either reverse split the Company’s common stock or to increase the Company’s authorized shares of common stock. The joint filing will also serve to register the shares to be issued in connection with the closing of the transaction.

11.	SUBSEQUENT EVENTS

In April 2009, the Company formed AmStem International, Inc., a wholly owned subsidiary of the Company. AmStem International, Inc. is a new biotechnology company which provides biotherapeutic and cosmetic stem cell products, stem cell collection and storage know-how, and access to nanotechnology vital to the cutting edge stem cell research.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9T.	CONTROLS AND PROCEDURES

The Company’s President and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2009 covered by this Annual Report on Form 10- K. Based upon such evaluation, the President and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s President and Chief Financial Officer does not relate to reporting periods after March 31, 2009.

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

Management, under the supervision of the Company’s President and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2009 under the criteria set forth in the Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Chief Financial Officer has determined that material weaknesses exist during the year ended March 31, 2009, due to the lack of an independent Audit Committee, as well as a lack of segregation of duties, i.e. all of the accounting tasks are performed by a single individual. Currently, the Company’s Chief Financial Officer and President review all transactions. Until the Company raises additional capital, it cannot remediate these weaknesses.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10- K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions. The Board of Directors elects our executive officers annually. Our directors serve one-year terms or until their successors are elected and accept their positions. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships or understandings between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name of Director or Executive Officer	Age	Current Position and Office
David Stark	51	President and Director

Andrew J. Norstrud	35	Chief Financial Officer and Director

Lixian (John) Jiang	37	Chief Operating Officer and Patent Trademark Counsel and Director

PRESIDENT – DAVID STARK:

David Stark, Q.M.E., CCRA, joined the Company in 2008 and is also currently the President and CEO of Stark-SMO, a Site Management Organization whose services focus primarily on the research of stem cells and cord and tissue repositories. Due to his extensive and broad experiences in the inner workings of the research and regulatory aspects of clinical trials and FDA approval for Biologics, Dr. Stark brings a unique vision to the industry, and is a clear, motivated designer of superior approaches to research challenges. Formerly the Director of the National Institute of Clinical Research (NICR), he has been fully responsible for the design, organization and implementation of clinical trials for FDA approval for numerous biological and stem cell research. He has a broad background in designing, conducting, and monitoring clinical trials of new pharmaceuticals and Biologics’. Through his diverse and devoted networking within the industry, working with such companies as Genentech, Suni Medical imaging Inc. and UCSF medical school, Stark-SMO has assembled a wide network of more than 5,233 physicians in hospitals and private practice’s throughout the United States, and even extending to the international community. His focus now is on clinical trial management for Stem Cell research, small start up biotech companies and device inventors (array genome chips). In addition to his solid accomplishments on the industry side of clinical drug and device development, Dr. Stark is familiar with the FDA and has fostered a good working relationship with that governmental organization. Currently he has work on over 130 clinical and over 63 device trials from protocol development to FDA approval.

CHIEF FINANCIAL OFFICER – ANDREW J. NORSTRUD:

Mr. Norstrud joined the Company in September 2007. He is also currently the Chief Financial Officer of Jagged Peak, Inc. and previously with Segmentz, Inc., where he served as Chief Financial Officer, and played an instrumental role in the company achieving its strategic goals by pursuing and attaining growth initiatives, building an exceptional financial team, completing and integrating strategic acquisitions and implementing the structure required of public companies. Previously, Mr. Norstrud has worked for Grant Thornton LLP, Norco Accounting and Consulting, Aerosonic and PricewaterhouseCoopers LLP and has extensive experience with young, rapid growth public companies. Mr. Norstrud earned a Master of Accounting with a systems emphasis from the University of Florida and is a Florida licensed Certified Public Accountant.

CHIEF OPERATING OFFICER AND PATENT TRADEMARK COUNSEL – LIXIAN (JOHN) JIANG:

Lixian (John) Jiang is a senior Attorney from China and a Patent Agent in the United States. Mr. Jiang specializes in intellectual property law, China tax law and corporate law. He has worked in a number of top specialty law firms before he joined the Company in June of 2006. In addition, Mr. Jiang is a stem cell scientist with a PhD from the University of South Florida Medical School.

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

From December 2003 through June 2006, Mr. Jiang served as a Patent Prosecution Agent for Cedar Patent LLC, in Tampa, Florida. In this capacity, he performed inventor interviews, drafted computer science patent applications in the area of MSQL database and Macromedia flash communication server software, performed prior art searches for medical science and chemistry patents, drafted and prosecuted medical science patent applications in the fields of Chinese medicine, western blotting, PCR, immunohistochemistry staining, cell cryo-preservation, gene transfer, including a patent for PEP nadir and its apparatus, drafted more than 5 mechanical patent applications, prosecuted Trademark applications and docketed patent/ trademark files; and maintained docket of all due dates for patent and trademark cases

Lixian (John) Jiang is currently employed in the capacity of Chief Operating Officer and Patent Trademark Counsel of the Company and reports directly to the Board of Directors and the President of the Company. He was reelected in March 2007 and his term expires March 2008, or when his replacement is duly elected and qualified.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on the Company’s review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, the Company believes that during fiscal year ended March 31, 2009 all reporting persons timely complied with all filing requirements applicable to them.

Section 16(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) and any securities exchanges on which the equities of the Company trade, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of these reports.

ITEM 11.	EXECUTIVE COMPENSATION

Except as noted in the table below, no Executive or employee was compensated over $100,000 for fiscal years ended 2008 or 2009.

SUMMARY COMPENSATION TABLE

	Summary Compensation Table
Name Principal Positions	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Calvin Cao, CEO	2008	150,000	—	—	—	—	150,000	*

David Stark, President	2009	225,000	—	—	—	—	225,000	*
	2008	—	—	55,000	70,219	—	125,219

Lixian (John) Jiang, COO	2009	60,000	—	—	—	—	60,000	*

Andrew Norstrud, CFO	2008	60,000	—	—	87,192	—	147,192	*
	2009	60,000	—	—	—	—	60,000	*
	2008	60,000	—	—	69,754	—	129,754	*

*	Total compensation also includes accrued compensation that has not been paid.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our President, Chief Financial Officer and other named executive officers that were outstanding as of March 31, 2009

		Option Awards					Stock Awards
Name	Number of Securities Underlying Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Units Of Stock That Have Not Vested (#)	Market Value Of Shares Or Units Of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Stark, President (1)	750,000	—	—	$0.25	4 years from Grant	343,750	$32,184	—	—
Andrew J. Norstrud, CFO (2)	400,000	—	—	$0.19	10 years from Grant	—	—	—	—
Lixian (John) Jiang, COO (3)	500,000	—	—	$0.19	10 years from Grant	—	—	—	—

(1)	Consists of a grant made on March 24, 2008 for 750,000 options at a strike price of $0.25 that expire March 24, 2012.
(2)	Consists of a grant made on September 30, 2007 for 400,000 options at a strike price of $0.19 that expire September 30, 2017.
(3)	Consists of a grant made on September 30, 2007 for 500,000 options at a strike price of $0.19 that expire September 30, 2017.

DIRECTOR COMPENSATION

Directors of the Company who are not employees or consultants do not receive any compensation for their services as members of the Board of Directors, but are reimbursed for expenses incurred in connection with their attendance at meetings of the Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	$—	$—	$—	$—	$—	$—	$—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of Stem Cell Therapy International, Inc. common stock as of March 31, 2009. The table shows each person known to us who owns beneficially more than five percent of the outstanding common stock of Stem Cell Therapy International, Inc. based on 47,134,258 shares being outstanding as of March 31, 2009, and the total amount of common stock of Stem Cell Therapy International, Inc. owned by each of its Directors and Executive Officers and for all of its Directors and Executive Officers as a group.

Name and Address or Number in Group	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Global Capital Corp. 2203 N. Lois Avenue, 9th Floor Tampa, FL 33607	4,000,000		8.5%

Institute of Cell Therapy c/o Alan Brutten, Attorney at Law 1341 Ocean Parkway Brooklyn, NY 11230	5,000,000		10.6%

Thuy-Van Chau 2203 N. Lois Avenue, 9th Floor Tampa, FL 33607	3,000,000		6.3%

Vivian Cao Irrevocable Trust 2203 N. Lois Avenue, 9th Floor Tampa, FL 33607	2,000,000		4.2%

Christopher Cao Irrevocable Trust 2203 N. Lois Avenue, 9th Floor Tampa, FL 33607	2,000,000		4.2%

Calvin C. Cao 2203 N. Lois Avenue, 9th Floor Tampa, FL 33607	11,000,000	(1)	23.3%

Andrew J. Norstrud 15837 Trackside Drive Odessa, FL 33556	400,000		1.0%

M. Richard Cutler c/o Cutler Law Group 3206 West Wimbledon Drive Augusta, GA 30909	3,174,196	(2)	6.7%

All Directors and Executive Officers as a Group (2 persons)	11,600,000		24.6%

(1)	Consists of 4,000,000 shares held by Global Capital Corp., 2,000,000 shares held by Vivian Cao Irrevocable Trust and 2,000,000 shares held by Christopher Cao Irrevocable Trust and 3,000,000 shares held by Thuy-Van Chau.
(2)	Consists of 1,792,259 shares held by Cutler Law Group and 1,381,937 shares held by R Capital Partners, Inc.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Due to related party of $231,121, represents advances from the majority stockholder to assist the Company with its financial obligations. These advances were non-interest bearing, unsecured and due on demand.

During the year ended March 31, 2009, the Company borrowed a total of $45,000 from related parties. One of the notes for $25,000 was immediately repaid, which did not result in any interest payments. The remaining note bears interest at 7% per year and is due on demand. As of March 31, 2009, the Company has recorded $1,400 in accrued interest in the accompanying balance sheet and the notes payable have been repaid.

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $17,000 and $12,600 during the years ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the Company owes Norco $2,024. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in September of 2007, as the Company’s Chief Financial Officer. The Company continues to use Norco for accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

The above amounts are not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with independent parties.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

During 2009 and 2008, we incurred fees for services from our principal accountants of approximately $55,000 and $54,500, respectively, for audit and review services associated with our filings.

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

ITEM 15.	EXHIBITS

(a)	Exhibit Index . The following exhibits are filed with or incorporated by reference into this annual report:

3.1	Articles of Incorporation of Stem Cell Therapy International, Inc., as amended*

3.2	Articles of Incorporation of Stem Cell Therapy Corp.*

3.3	Certificate of Designation of Series A Preferred Stock*

3.4	By-laws of Stem Cell Therapy International, Inc.*

10.1	Business Consulting and Services Agreement dated as of December 16, 2004 between Stem Cell Therapy International Corp. and PMS SA.*

10.2	Consulting Agreement dated as of January 4, 2005 between Stem Cell Therapy International Corp. and RES Holdings Corp.*

10.3	Investor and Media Relations Contract dated as of February 10, 2005 between Stem Cell Therapy International Corp. and Stern & Co.*

10.4	Executive Suite Lease Agreement dated as of February 15, 2005 between Stem Cell Therapy International Corp. and Wilder Corporation.*

10.5	Engagement Letter dated as of May 3, 2005 between the Company and Westminster Securities Corporation.*

10.6	Reorganization and Stock Purchase Agreement dated as of September 1, 2005 between the Company (then Altadyne, Inc.), Stem Cell Therapy International Corp. and R Capital Partners, Inc.*

10.7	Licensing Agreement dated as of September 1, 2005 between the Company and Institute of Cell Therapy.*

10.8	Consulting Agreement dated as of September 1, 2005 between the Company and European Consulting Group, LLC.*

10.9	Consulting Agreement dated as of September 1, 2005 between the Company and Global Management Enterprises, LLC.*

10.10	Consulting Agreement dated as of September 1, 2005 between the Company and USA Consulting Group, LLC.*

10.11	Professional Services Agreement dated as of September 7, 2005 between the Company and Bridgehead Group Limited , Inc.*

10.12	Public Relations Agreement dated as of September 19, 2005 between the Company and Stern & Co.*

10.13	Advisory Physician Agreement dated as of October 4, 2005 between the Company and Alexey Bersenev.*

10.14	Medical and Scientific Advisory Board Member Agreement dated as of October 10, 2005, between the Company and Dr. Weiwen Deng.*

10.15	Medical and Scientific Advisory Board Member Agreement dated as of October 24, 2005, between the Company and Dr. Jorge Quintero.*

10.16	Medical and Scientific Advisory Board Member Agreement dated as of October 24, 2005, between the Company and Dr. Salvador Vargas.*

10.17	Medical and Scientific Advisory Board Member Agreement dated as of December 2, 2005 between the Company and Dr. Igor Katkov.*

10.18	Medical and Scientific Advisory Board Member Agreement dated as of December 2, 2005, between the Company and Dr. Nikita Tregubov.*

10.19	Business Advisory Board Agreement dated as of December 5, 2005 between the Company and Fred J. Villella.*

10.20	Business Development Advisory Agreement dated as of January 1, 2006 between the Company and Alexander Kulik.*

10.21	Termination and Modification of Engagement Letter dated January 4, 2006 between the Company and Westminster Securities Corporation.*

10.22	Business Consulting and Services Agreement dated January 20, 2006 between the Company and Julio C. Ferreira dba Sphaera Inte-Par.*

10.23	Business Development Advisory Agreement dated as of February 7, 2006 between the Company and Gus Yepes.*

10.25	Treating Physician Agreement dated as of October 24, 2005 between the Company and Dr. Salvador Vargas.*

10.26	Treating Physician Agreement dated as of October 24, 2005 between the Company and Dr. Jorge Quintero.*

10.27	Consulting Agreement dated as of June 9, 2006 between the Company and Rick Langley.**

10.28	Patient Treatment Agreement dated November 1, 2006 between the Company and Shenzhen Beike Biotechnology Company Limited. (Included as an exhibit to Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2007 and incorporated herein by reference)

10.29	Consulting Agreement dated as of October 12, 2006 between the Company and SOS Resource Services, Inc.

10.30	Newbridge Securities Agreement (Included as an exhibit to Registrant’s Quarterly Report on Form-10QSB for the period ended June 30, 2007)

10.31	Business Advisory Agreement between the Company and Newbridge Securities Agreement (Included as an exhibit to Registrant’s Quarterly Report on Form-10QSB for the period ended September 30, 2007)

10.32	Employment Agreement between the Company and Calvin Cao (Included as an exhibit to Registrant’s Quarterly Report on Form-10QSB for the period ended September 30, 2007)

10.33	Employment Agreement between the Company and Lixian (John) Jiang (Included as an exhibit to Registrant’s Quarterly Report on Form-10QSB for the period ended September 30, 2007)

10.34	Employment Agreement between the Company and Andrew J. Norstrud (Included as an exhibit to Registrant’s Quarterly Report on Form-10QSB for the period ended September 30, 2007)

10.35	Memorandum of Understanding between the Company and Histostem Co., Ltd. (Filed as exhibit 10.35 on Form 8K with the SEC on February 29, 2008 and incorporated herein by reference)

10.36	Reorganization and Stock Purchase Agreement between the Company and Histostem Co., Ltd. (Filed as exhibit 10.36 on Form 8K with the SEC on March 18, 2008 and incorporated herein by reference)

10.37	Amendment No. 1 to the Reorganization and Stock Purchase Agreement between the Company and Histostem Co., Ltd. (Filed as exhibit 10.36 on Form 8K with the SEC on April 22, 2008 and incorporated herein by reference)

10.38	Amendment No. 2 to the Reorganization and Stock Purchase Agreement between the Company and Histostem Co., Ltd. (Filed as exhibit 10.36 on Form 8K with the SEC on June 26, 2008 and incorporated herein by reference)

10.39	Letter from Aidman Piser & Company, P.A. (Included as exhibit 10.30 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2008)

14.1	Code of Ethics (Included as exhibit 14.1 to the Registrant’s Annual Report on Form 10KSB Amendment 2 for the year ended March 31, 2008 filed with the SEC on February 10, 2009)

21.	List of Subsidiaries*

31.1	President’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Chief Operating Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	President’s certification pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350

32.3	Chief Operating Officer certification pursuant to 18 U.S.C. Section 1350

*	Previously filed with the Company’s initial filing of Form 10-SB, file number 000-51931, filed on April 25, 2006, and incorporated by this reference as an exhibit to this Form 10-K.
**	Previously filed with the Company’s filing of Form 10-QSB, filed on November 14, 2006 and incorporated by this reference as an exhibit.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ David Stark
Name:	David Stark
Title:	Chairman of the Board of Directors, President and Chief Executive Officer
Date:	July 10, 2009

By:	/s/ Andrew J. Norstrud
Name:	Andrew J. Norstrud
Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	July 10, 2009

By:	/s/ Lixian (John) Jiang
Name:	Lixian (John) Jiang
Title:	Chief Operating Officer
Date:	July 10, 2009