Form 10-Q
period 2009-06-30
Stem Cell Therapy International, Inc.
filed 2009-08-14
CIK 1360479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

(813) 283-2556

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 50,084,258 as of August 5, 2009.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Part I – Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and March 31, 2009 (audited)	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008 (unaudited) and for the period from December 2, 2004 (Date of Inception) through June 30, 2009 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the period from December 2, 2004 (Date of Inception) through June 30, 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2009 and 2008 (unaudited), and for the period from December 2, 2004 (Date of Inception) through June 30, 2009 (unaudited)	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures	22

Part II – Other Information		22

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits and Reports on Form 8-K	22

Signatures		23

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended March 31, 2009, as filed with the Securities and Exchange Commission on July 10, 2009.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Condensed Consolidated Balance Sheets

	June 30, 2009	March 31, 2009
	(unaudited)	(audited)
Assets
Current assets:
Cash	$1,183	$32,657
Deferred loan costs, net	14,721	33,326
Prepaid expenses	135,000	135,000

Total current assets	150,904	200,983

Deposits	5,000	5,000

Total assets	$155,904	$205,983

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$179,833	$163,521
Accrued expenses	80,866	151,191
Accrued compensation	432,750	749,096
Notes payable, net of unamortized discount of $43,453	144,047	103,063
Notes payable, related party	331,121	—
Due to related party	—	231,121

Total current liabilities	1,168,617	1,397,992

Commitments and contingencies (Note 9)	—	—

Stockholders’ deficit:
Preferred stock; $.001 par value; 10,000,000 shares authorized and 0 issued and outstanding, respectively	—	—
Common stock; $.001 par value; 100,000,000 shares authorized and 50,084,258 and 47,134,258 issued and outstanding, respectively	50,084	47,134
Additional paid-in capital	2,969,593	2,789,715
Stock subscription receivable	(200)	(200)
Deficit accumulated during development stage	(4,032,190)	(4,028,658)

Total stockholders’ deficit	(1,012,713)	(1,192,009)

Total liabilities and stockholders’ deficit	$155,904	$205,983

The accompanying notes are an integral part of the condensed consolidated financial statements.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		December 2, 2004 (Date of Inception) Through June 30, 2009
	June 30, 2009	June 30, 2008

Revenue	$—	$—	$559,404
Cost of goods sold:
General	—	—	278,361
Loss on firm purchase commitment	—	—	116,000

Gross margin	—	—	165,043

Operating expenses:
Legal expenses	13,118	160,448	721,786
Consulting expenses	10,805	265,807	1,264,401
Accounting expenses	35,773	37,469	294,063
Compensation expenses	108,824	102,955	964,139
Stock based compensation	8,778	—	616,306
Settlement gain	(239,920)	—	(141,070)
Selling, general and administrative	1,890	14,105	400,846

	(60,732)	580,784	4,120,471

Income (loss) from operations	60,732	(580,784)	(3,955,428)

Interest expense, net	(64,264)	(119)	(76,762)

Net loss before taxes	(3,532)	(580,903)	(4,032,190)

Income tax expense	—	—	—

Net loss	(3,532)	(580,903)	(4,032,190)

Less: Dividends on preferred stock	—	—	(10,000)

Loss attributable to common shareholders	$(3,532)	$(580,903)	$(4,042,190)

Loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.11)

Weighted average number of common shares outstanding, basic and diluted	47,134,258	42,047,231	35,068,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

Stem Cell Therapy International, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

From December 2, 2004 (Date of Inception) through June 30, 2009 (unaudited)

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

From December 2, 2004 (Date of Inception) through June 30, 2009 (unaudited)

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

From December 2, 2004 (Date of Inception) through June 30, 2009 (unaudited)

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

Stem Cell Therapy International, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit (continued)

From December 2, 2004 (Date of Inception) through June 30, 2009 (unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Subscriptions receivable	Deficit Accumulated During Development Stage	Total
Issuance of common stock for services (December 2008)	1,000,000	1,000	—	—	39,000	—	—	40,000
Reduction of accounts payable in lieu of cash payment on subscription (December 2008)	—	—	—	—	—	5,000	—	5,000
Amortization of options issued to employees (June 2008)	—	—	—	—	8,777	—	—	8,777
Issuance of common stock for services (December 2008)	2,000,000	2,000	—	—	78,000	—	—	80,000
Cancellation of common stock for legal settlement (December 2008)	(3,000,000)	(3,000)	—	—	(87,000)	—	—	(90,000)
Issuance of warrants with convertible notes payable	—	—	—	—	63,750	—	—	63,750
Amortization of options issued to employees (March 2009)	—	—	—	—	8,777	—	—	8,777
Value of the beneficial conversion feature related to the issuance of convertible notes payable	—	—	—	—	28,125	—	—	28,125
Net loss for year ended March 31, 2009	—	—	—	—	—	—	(1,259,493)	(1,259,493)

Balance, March 31, 2009	47,134,258	47,134	—	—	2,789,715	(200)	(4,028,658)	(1,192,009)
Issuance of common stock in settlement of liabilities (June 2009) (unaudited)	500,000	500	—	—	29,000	—	—	29,500
Issuance of common stock for accrued payroll liabilities (June 2009) (unaudited)	2,250,000	2,250	—	—	130,500	—	—	132,750
Issuance of common stock for services (June 2009) (unaudited)	200,000	200	—	—	11,600	—	—	11,800
Amortization of options issued to employees (June 2009) (unaudited)	—	—	—	—	8,778	—	—	8,778
Net loss for the three months ended June 30, 2009 (unaudited)	—	—	—	—	—	—	(3,532)	(3,532)

Balance, June 30, 2009 (unaudited)	50,084,258	$50,084	—	$—	$2,969,593	$(200)	$(4,032,190)	$(1,012,713)

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended June 30,		Period from December 2, 2004 (Date of Inception) through June 30, 2009
	2009	2008
Operating activities:
Net Loss	$(3,532)	$(580,903)	$(4,032,190)
Adjustments to reconcile net loss to net cash used by operating activities:
Share-based compensation to non-employees	11,800	280,555	1,815,489
Share-based compensation to employees	—	8,777	563,642
Amortization of options	8,778	—	43,887
Amortization of warrants issued with notes payable	40,984	—	48,422
Settlement of lawsuit with common stock	—	—	38,850
Gain on settlement of accrued payroll and assumption of liabilities	(239,920)	—	(239,920)
Issuance of common stock for relief of accrued payroll	77,584	—	77,584
Amortization of deferred loan costs	18,605	—	22,899
Investment income reinvested	—	—	(2,943)
Amortization	—	—	667
Write off of intangible asset	—	—	4,333
(Increase) decrease in:
Prepaid expenses	—	(3,700)	(126,090)
Deposits	—	2,169	(5,000)
Increase in:
Accounts payable	18,312	28,230	163,833
Accrued payroll	31,240	100,119	780,336
Accrued expenses	4,675	101,505	155,866

Net cash used by operating activities	(31,474)	(63,248)	(690,335)

Investing activities:
Proceeds from certificate of deposit, restricted	—	—	2,943

Net cash provided by investing activities	—	—	2,943

Financing activities:
Proceeds from advances from stockholder	—	—	52,528
Repayment of stockholder advances	—	—	(49,528)
Proceeds from issuance of notes payable	—	45,000	194,880
Repayment of notes payable	—	(25,000)	(45,000)
Advances from related party	—	—	284,521
Repayment from related party	—	7,941	(53,400)
Payment of stock offering costs	—	—	(43,976)
Proceeds from sale of stock	—	35,000	348,550

Net cash provided by financing activities	—	62,941	688,575

Net (decrease) increase in cash	(31,474)	(307)	1,183
Cash at beginning of period	32,657	2,387	—

Cash at end of period	$1,183	$2,080	$1,183

Supplemental disclosure of cash flow information and non-cash financing activities:

Cash paid for income taxes	$—	$—	$—

Cash paid for interest	$—	$—	$—

Issuance of convertible notes payable with a discount equivalent to the relative fair value of the accompanying warrants	$—	$—	$63,750

Issuance of convertible notes payable with a beneficial conversion feature	$—	$—	$28,125

Reduction in stock subscription receivable in exchange for a reduction in accounts payable	$—	$—	$5,000

Common stock issued for a reduction in advance from stockholder	$—	$—	$3,000

Common stock issued for a reduction in accounts payable	$—	$—	$2,000

Common stock issued for purchase of intangible asset	$—	$—	$5,000

Common stock and note payable issued for accrued payroll and assumption of liabilities	$369,420	$—	$369,420

The accompanying notes are an integral part of the condensed consolidated financial statements.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Notes to Condensed Consolidated Financial Statements

1.	Background Information and Basis of Presentation

Company Background:

The Company was originally incorporated in Nevada on December 28, 1992 as Arklow Associates, Inc.

On September 1, 2005, R Capital, Stem Cell Florida, and the Company (then Altadyne, Inc.) entered into a Reorganization and Stock Purchase Agreement. At that point, the Company had no assets, liabilities or ongoing operations. Pursuant to the agreement, Altadyne acquired 100% of the issued and outstanding shares of common stock of Stem Cell Florida in a non-cash transaction and Stem Cell Florida became a wholly-owned subsidiary of Altadyne, and the shareholders of Stem Cell Florida became shareholders of the Company. The Company assumed operation of the business of Stem Cell Florida, which was to establish stem cell therapy clinics and stem cell marketing. On October 5, 2005, the Company changed its name to Stem Cell Therapy International, Inc. to reflect the new business of the Company.

Proposed Merger with Histostem:

The Company entered into a Reorganization and Stock Purchase Agreement with Histostem Co., Ltd., a Korean company (“Histostem”) on March 10, 2008, as amended (the “SPA”), pursuant to which we have agreed to acquire 90% of the issued and outstanding shares of Histostem in consideration for the issuance of 72,518,053 shares of our common stock. The closing of the transaction is subject to a number of conditions, including, but not limited to, (i) the satisfactory resolution of a lawsuit pending against Histostem (the judgment issued at the trial court level has been appealed by the opposing party); (ii) the conversion of Histostem’s financial statements to English and U.S. GAAP and the completion of an audit with respect to said financial statements; and (iii) either the effectuation by the Company of a 3 to 1 reverse stock split, or the increase in the Company’s authorized shares of common stock from 100 million shares to 500 million shares (which will require the approval of the Company’s shareholders). Shareholder approval is required to effectuate a reverse stock split and to increase the Company’s authorized shares of common stock. Provided the other conditions to closing are satisfied, the Company will prepare and file a joint registration statement – proxy statement with the SEC on Form S-4. The joint filing, upon approval by the SEC, will permit the holding of a meeting at which the Company’s shareholders will vote on the proposal to either reverse split the Company’s common stock or to increase the Company’s authorized shares of common stock. The joint filing will also serve to register the shares to be issued in connection with the closing of the transaction.

Since the Company entered into the Stock Purchase Agreement with Histostem our substantive business operations have focused primarily on positioning the Company to leverage Histostem’s platform throughout the United States and the world and to obtain the necessary financing to complete the transaction. We have incorporated a wholly owned subsidiary, Amstem International Inc., a Nevada Corporation, to use for distribution of stem cell related products.

Basis of Presentation:

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. The results of operations for the three months ended June 30, 2009 are not necessarily indicative of the results for a full year.

The condensed consolidated financial statements for the period ended June 30, 2009 and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2009 as filed in the Form 10-K, filed with the Securities and Exchange Commission on July 10, 2009.

Principles of Consolidation:

The accompanying condensed consolidated financial statements include the accounts of Stem Cell Therapy International, Inc. and its wholly-owned subsidiaries, Stem Cell Therapy International Corp and AmStem International, Inc. All intercompany accounts and transactions have been eliminated.

2.	Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three months ended June 30, 2009 and the period since December 2, 2004 (date of inception) through June 30, 2009, the Company has had net losses of $3,532 and $4,032,190, respectively, and cash used in operations of $31,474 and $690,335, respectively, and has negative working capital of $1,017,713 at June 30, 2009. As of June 30, 2009, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern raises substantial doubt and is dependent upon the Company’s ability to generate additional financing and ultimately increase operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the use of equity securities to pay for services and related party advances. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, debt financing and loans, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

The Company entered into a Reorganization and Stock Purchase Agreement with Histostem Co., Ltd., a Korean company (“Histostem”) on March 10, 2008, as amended (the “SPA”), pursuant to which we have agreed to acquire 90% of the issued and outstanding shares of Histostem in consideration for the issuance of 72,518,053 shares of our common stock. The closing of the transaction is subject to a number of conditions, including, but not limited to, (i) the satisfactory resolution of a lawsuit pending against Histostem (the judgment issued at the trial court level has been appealed by the opposing party); (ii) the conversion of Histostem’s financial statements to English and U.S. GAAP and the completion of an audit with respect to said financial statements; and (iii) either the effectuation by the Company of a 3 to 1 reverse stock split, or the increase in the Company’s authorized shares of common stock from 100 million shares to 500 million shares (which will require the approval of the Company’s shareholders). Shareholder approval is required to effectuate a reverse stock split and to increase the Company’s authorized shares of common stock. Provided the other conditions to closing are satisfied, the Company will prepare and file a joint registration statement – proxy statement with the SEC on Form S-4. The joint filing, upon approval by the SEC, will permit the holding of a meeting at which the Company’s shareholders will vote on the proposal to either reverse split the Company’s common stock or to increase the Company’s authorized shares of common stock. The joint filing will also serve to register the shares to be issued in connection with the closing of the transaction.

Since the Company entered into the Stock Purchase Agreement with Histostem our substantive business operations have focused primarily on positioning the Company to leverage Histostem’s platform throughout the United States and the world and to obtain the necessary financing to complete the transaction. We have incorporated a wholly owned subsidiary, Amstem International Inc., a Nevada Corporation, to use for distribution of stem cell related products.

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

Loss per common share:

Basic and diluted loss per share are computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents are not considered in the calculation of diluted earnings per share for the periods presented if their effect would be anti-dilutive. The Company had no common stock equivalents outstanding at June 30, 2009 or 2008.

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

Reclassifications:

Certain reclassifications have been made to the accompanying fiscal 2008 condensed consolidated financial statements to conform to the June 30, 2009 presentation. Such reclassifications had no impact on net loss as previously reported.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. The adoption of SFAS 168 will not have an impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment are at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on the financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). SFAS 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company implemented SFAS 165 during the quarter ended June 30, 2009. The Company evaluated for subsequent events through August 12, 2009, the issuance date of the Company’s financial statements.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.	Notes Payable

During the three months ended June 30, 2009, the Company negotiated a settlement with a related party of $292,420 of accrued payroll and the assumption of $77,000 of liabilities in exchange for 500,000 shares of common stock valued at $29,500 and a non-interest bearing $100,000 note payable. The note is due at the earlier of the closing of any subsequent funding received by the Company with minimum gross proceeds of 3 million dollars or February 1, 2011. In the event the Company is unable to repay the note on or before the maturity date, the Company will pay to the note holder 1.5% simple monthly interest on all amounts outstanding. As a result of this transaction, the Company has recorded a gain on the settlement of liabilities of $239,920 in the accompanying Condensed Consolidated Statements of Operations.

During the three months ended June 30, 2009, the Company issued a promissory note to a related party, which effectively converted the total amount of $231,121 included in Due to Related Party into a formalized debt agreement. The promissory note is non-interest bearing and is due the earlier of the closing of any subsequent funding received by the Company with minimum gross proceeds of 3 million dollars or January 1, 2011. In the event the Company is unable to repay the note on or before the maturity date, the Company will pay to the note holder 1.5% simple monthly interest on all amounts outstanding.

5.	Equity

During the three months ended June 30, 2009, the Company issued 200,000 shares of common stock valued at $11,800 for consulting services.

During the three months ended June 30, 2009, the Company issued 2,250,000 shares of common stock valued at $132,750 in exchange for a portion of accrued compensation.

During the three months ended June 30, 2009, the Company issued 500,000 shares of common stock valued at $29,500 in settlement of payroll obligations and other liabilities as more fully described in Note 4.

6.	Stock Options and Warrants

During the three months ended June 30, 2009, the Company did not issue any stock options or warrants.

	Shares	Exercise Prices	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding and Exercisable

Outstanding at March 31, 2009	3,650,000	$0.19 – 0.25	$0.20

Options granted	—	—	—

Options exercised	—	—	—

Options cancelled or expired	—	—	—

Outstanding at June 30, 2009	3,650,000	$0.19 – 0.25	$0.20

Exercisable at June 30, 2009	3,556,250	$0.19 – 0.25	$0.19

The following table summarizes information about options outstanding and exercisable as of June 30, 2009:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.19 - $0.25	3,650,000	7.37 Years	$0.20	7.83 Years	3,556,250	$0.19

There was no aggregate intrinsic value of options outstanding at June 30, 2009, based on the Company’s closing stock price of $0.05. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The fair value of each warrant was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the weekly trading of two similar company’s underlying common stock (as the Company does not have an adequate trading history for an accurate calculation) and other factors.

Expected volatility	88% –163.2%
Expected dividends	0
Expected term	1 – 10 years
Risk-free interest rate	1.99% –4.71%

	Shares	Exercise Prices	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding and Exercisable

Outstanding at March 31, 2009	1,525,000	$0.03 –$0.15	$0.06

Warrants granted	—	$—	—

Warrants exercised	—	—	—

Warrants cancelled or expired	—	$—	—	—

Outstanding at June 30, 2009	1,525,000	$0.03 – $0.15	$0.06

Exercisable at June 30, 2009	1,525,000	$0.03 – $0.15	$0.06

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2009:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.03 – $0.15	1,525,000	5.63 Years	$0.06	5.63 Years	1,525,000	$0.06

The aggregate intrinsic value of warrants outstanding at June 30, 2009, was $32,625, based on the Company’s closing stock price of $0.059. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the warrants.

7.	Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The basic and diluted weighted average number of shares was 47,134,258, 42,047,231 and 35,068,037 for the three months ended June 30, 2009 and 2008 and the period from December 2, 2004 (Date of Inception) through June 30, 2009, respectively.

Common stock equivalents for the three months ended June 30, 2009 and 2008 and the period from December 2, 2004 (Date of Inception) through June 30, 2009 were anti-dilutive due to the net losses sustained by the Company during these periods.

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

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $3,700,000 at June 30, 2009. The loss carry forwards expire beginning in 2025. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses. Due to the limitation and the Company’s historical losses, the Company has placed a full valuation allowance against that asset of approximately $1,396,500.

9.	Commitments and Contingencies

Consulting Agreements:

The Company has entered into several consulting agreements with other companies and individuals to provide consulting and advisory services to the Company. The agreements provide for terms ranging from one to three years. Additionally, the consulting agreements required the issuance of 5,989,000 shares of the Company’s common stock valued at $669,209 on the date of the agreement as the shares are non-forfeitable and non-cancelable. As of June 30, 2009, the Company had issued these shares of common stock and has included $110,000 in prepaid expenses for services not yet performed pursuant to the agreements.

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

Consulting Agreement:

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

In June 2009, the officers agreed to reduce their overall compensation by approximately $110,000 for the issuance of common stock and the agreement to pay a cash portion upon the Company obtaining the necessary financing or cash flow from operations.

Contingencies:

On August 22, 2008, the Company entered into a Settlement and Release Agreement (“the Agreement”) with Princeton Healthcare, Inc. Princeton Healthcare, Inc. and the Company agreed to release and discharge each other, their successors, assigns, directors, officers, employees, shareholders, former directors and officers, from any and all claims, demands, causes of action, fees, costs, interest, attorney’s fees and damages that each ever had against the other for a payment of $60,000 and the issuance of 500,000 shares of common stock. As of June 30, 2009, the Company has paid $10,000 and issued 500,000 shares of common stock valued at $38,850. The Company was scheduled to pay the remaining $50,000 by October 31, 2008; however, as of the date of this filing, no payment has been made.

10.	Merger and Reorganization Agreement

The Company entered into a Reorganization and Stock Purchase Agreement with Histostem Co., Ltd., a Korean company (“Histostem”) on March 10, 2008, as amended (the “SPA”), pursuant to which we have agreed to acquire 90% of the issued and outstanding shares of Histostem in consideration for the issuance of 72,518,053 shares of our common stock. The closing of the transaction is subject to a number of conditions, including, but not limited to, (i) the satisfactory resolution of a lawsuit pending against Histostem (the judgment issued at the trial court level has been appealed by the opposing party); (ii) the conversion of Histostem’s financial statements to English and U.S. GAAP and the completion of an audit with respect to said financial statements; and (iii) either the effectuation by the Company of a 3 to 1 reverse stock split, or the increase in the Company’s authorized shares of common stock from 100 million shares to 500 million shares (which will require the approval of the Company’s shareholders). Shareholder approval is required to effectuate a reverse stock split and to increase the Company’s authorized shares of common stock. Provided the other conditions to closing are satisfied, the Company will prepare and file a joint registration statement – proxy statement with the SEC on Form S-4. The joint filing, upon approval by the SEC, will permit the holding of a meeting at which the Company’s shareholders will vote on the proposal to either reverse split the Company’s common stock or to increase the Company’s authorized shares of common stock. The joint filing will also serve to register the shares to be issued in connection with the closing of the transaction.

11.	Related Party Transactions

At March 31, 2009, the due to related party account of $231,121 is made up of advances from the majority stockholder to assist the Company with its financial obligations. During the three months ended June 30, 2009, the Company converted the total amount of $231,121 into a formalized debt agreement. The promissory note is non-interest bearing and is due the earlier of the closing of any subsequent funding received by the Company with minimum gross proceeds of 3 million dollars or January 1, 2011. In the event the Company is unable to repay the note on or before the maturity date, the Company will pay to the note holder 1.5% simple monthly interest on all amounts outstanding.

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $1,800 and $5,400 during the three months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the Company owes Norco $1,828. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in September of 2007, as the Company’s Chief Financial Officer. The Company continues to use Norco for accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

The above amounts are not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with independent parties.

12.	Subsequent Event

Subsequent to the end of the quarter, the Company entered into an agreement with two investors to provide the Company approximately $300,000 in cash for the completion of the merger of Histostem, a Korean corporation. The cash will be paid upon certain conditions related to the completion of the merger. The face value of the loan is $375,000, with a term of six months. The interest rate is a simple 10% per annum. At the holders’ choice the note can be converted into common shares at $0.05 per common share. In addition to the conversion, approximately 4,500,000 warrants were issued with an exercise price of $0.04 per share. In the event the Company is unable to repay the note on or before the maturity date, the Company will pay to the note holder 1.5% simple monthly interest on all amounts outstanding. The holder of the note can also convert the note, pursuant to the terms of the subsequent financing at a rate of 125% of the amount due at the closing of subsequent financing. Each investor has an option to loan the Company an additional $50,000 each for a total of $100,000 under the same terms.

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

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements. The following discussions should be read in conjunction with our financial statements and the notes thereto presented in “Item 1 – Financial Statements” and our audited financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the year ended March 31, 2009.

General Overview

The Company was originally incorporated in Nevada on December 28, 1992 as Arklow Associates, Inc.

On September 1, 2005, R Capital, Stem Cell Florida, and the Company (then Altadyne, Inc.) entered into a Reorganization and Stock Purchase Agreement. At that point, the Company had no assets, liabilities or ongoing operations. Pursuant to the agreement, Altadyne acquired 100% of the issued and outstanding shares of common stock of Stem Cell Florida in a non-cash transaction and Stem Cell Florida became a wholly-owned subsidiary of Altadyne, and the shareholders of Stem Cell Florida became shareholders of the Company. The Company assumed operation of the business of Stem Cell Florida, which was to establish stem cell therapy clinics and stem cell marketing. On October 5, 2005, the Company changed its name to Stem Cell Therapy International, Inc. to reflect the new business of the Company.

Proposed Merger with Histostem:

The Company entered into a Reorganization and Stock Purchase Agreement with Histostem Co., Ltd., a Korean company (“Histostem”) on March 10, 2008, as amended (the “SPA”), pursuant to which we have agreed to acquire 90% of the issued and outstanding shares of Histostem in consideration for the issuance of 72,518,053 shares of our common stock. The closing of the transaction is subject to a number of conditions, including, but not limited to, (i) the satisfactory resolution of a lawsuit pending against Histostem (the judgment issued at the trial court level has been appealed by the opposing party); (ii) the conversion of Histostem’s financial statements to English and U.S. GAAP and the completion of an audit with respect to said financial statements; and (iii) either the effectuation by the Company of a 3 to 1 reverse stock split, or the increase in the Company’s authorized shares of common stock from 100 million shares to 500 million shares (which will require the approval of the Company’s shareholders). Shareholder approval is required to effectuate a reverse stock split and to increase the Company’s authorized shares of common stock. Provided the other conditions to closing are satisfied, the Company will prepare and file a joint registration statement – proxy statement with the SEC on Form S-4. The joint filing, upon approval by the SEC, will permit the holding of a meeting at which the Company’s shareholders will vote on the proposal to either reverse split the Company’s common stock or to increase the Company’s authorized shares of common stock. The joint filing will also serve to register the shares to be issued in connection with the closing of the transaction.

Since the Company entered into the Stock Purchase Agreement with Histostem our substantive business operations have focused primarily on positioning the Company to leverage Histostem’s platform throughout the United States and the world and to obtain the necessary financing to complete the transaction.

In April 2009, the Company formed AmStem International, Inc., a wholly owned subsidiary of the Company. AmStem International, Inc. is a new biotechnology company which provides biotherapeutic and cosmetic stem cell products, stem cell collection and storage know-how, and access to nanotechnology vital to the cutting edge stem cell research. For the three months ended June 30, 2009, there was no activity in this Company.

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

Results of Operations

As of June 30, 2009 and for the three months ended June 30, 2009 and 2008

We had no revenue during the three months ended June 30, 2009 or 2008. This is primarily due to the fact that management has been concentrating most of its efforts on finalizing the Histostem transaction. There are no immediate plans to enter into any new transactions prior to the completion of the acquisition.

Legal expenses decreased $147,330 to $13,118 for the three months ended June 30, 2009 as compared to $160,448 for the three month period ended June 30, 2008. The decrease in legal expense is primarily due to the prior year including several contracts for legal expenses totaling approximately $125,500 to assist in resolving some consulting agreement discrepancies and the overall decrease in Company activity while working toward the completion of the merger agreement.

Consulting expenses decreased $255,002 to $10,805 for the three months ended June 30, 2009 as compared to $265,807 for the three month period ended June 30, 2008. The decrease in consulting expense is primarily due to the decrease in consulting agreements while the Company is working on completing the merger agreement.

Accounting expenses decreased $1,696 to $35,773 for the three months ended June 30, 2009 as compared to $37,469 for the three month period ended June 30, 2008. The decrease in accounting expense is primarily due to the decrease in audit fees as the Company continues to work on completing the merger agreement.

Compensation expense increased $5,869 to $108,824 for the three months ended June 30, 2009 as compared to $102,955 for the three month period ended June 30, 2008. The increase in compensation expense is due to the increase in compensation for David Stark, CEO during the 2009 period.

Stock based compensation increased to $8,778 for the three months ended June 30, 2009 as compared to $0 for the three month period ended June 30, 2008. The increase in stock based compensation is due to the amortization of options issued to David Stark, CEO.

Settlement gain increased $239,920 for the three months ended June 30, 2009 as compared to $0 for the three month period ended June 30, 2008. Settlement expense is primarily the result of the Company settling the former Chief Executive Officer’s accrued payroll of $292,420 and the assumption of several liabilities totaling $77,000 in exchange for a $100,000 note payable and 500,000 shares of common stock valued at $29,500.

Selling, general and administrative expenses decreased $12,215 to $1,890 for the three months ended June 30, 2009 as compared to $14,105 for the three months ended June 30, 2008. The decrease in selling, general and administrative expenses is due to an overall decrease in expenses as the Company negotiates the merger agreement.

Interest expense, net, increased $64,145 to $64,264 for the three months ended June 30, 2009 as compared $119 for the three month period ended June 30, 2008. The increase in interest expense is due to the increase in notes payable and the related amortization of the discount $40,985 and loan costs of $18,606.

Our net loss for the three months ended June 30, 2009 was $3,532 as compared to $580,903 during the same period in 2008. The loss primarily reflects the decrease in legal and consulting expenses, as well as the gain on the settlement of some accrued expenses.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended June 30, 2009 and the period since December 2, 2004 (date of inception) through June 30, 2009, the Company has had a net loss of $3,532 and $4,032,190, respectively and cash used by operations of $31,474 and $690,335, respectively, and negative working capital of $1,017,713 at June 30, 2009.

As of June 30, 2009, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin significant operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from shareholder advances and some relatively minor sales of equity securities (as set forth below). The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, debt financing and loans from the Company’s Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

Subsequent to the end of the quarter, the Company entered into an agreement with two investors to provide the Company approximately $300,000 in cash for the completion of the merger of Histostem, a Korean corporation. The cash will be paid upon certain conditions related to the completion of the merger. The face value of the loan is

$375,000, with a term of six months. The interest rate is a simple 10% per annum. At the holders’ choice the note can be converted into common shares at $0.05 per common share. In addition to the conversion, approximately 4,500,000 warrants were issued with an exercise price of $0.04 per share. In the event the Company is unable to repay the note on or before the maturity date, the Company will pay to the note holder 1.5% simple monthly interest on all amounts outstanding. The holder of the note can also convert the note, pursuant to the terms of the subsequent financing at a rate of 125% of the amount due at the closing of subsequent financing. Each investor has an option to loan the Company an additional $50,000 each for a total of $100,000 under the same terms.

During March 2009, the Company received $150,000 and agreed to repay to the lenders $187,500 at the earlier of either six months or when the Company is able to obtain subsequent financing with minimum gross proceeds of $1,000,000. The interest rate is a simple 10% per annum. At the holders’ choice the note can be converted into common shares at a rate of either $0.10 per common share or the greater of $.05 or the 30 Day volume weighted average price of the common stock. The holder of the note can also convert the note, pursuant to the terms of the subsequent financing at a rate of 125% of the amount due at the closing of subsequent financing. The proceeds received under the Convertible Notes were net of $37,620 of deferred loan costs. The loan costs are being amortized over the six month life of the Convertible Notes, which resulted in an additional $18,606 of interest expense during the three months ended June 30, 2009.

The Company also issued 1,125,000 warrants in connection with the Convertible Notes. The warrants are exercisable at $0.03 per share, vest immediately and expire in March 2014. The Company valued the warrants at their relative fair value of $63,750 and recorded a discount on the Convertible Notes. The discount is amortized as interest expense over the term of the Convertible Notes. During the three months ended June 30, 2009, the Company recognized interest expense of $40,985 from the amortization of the discount.

Effective June 27, 2007, the Company entered into an agreement with Newbridge Securities, Corp. (“Newbridge”) to assist the Company on a “best efforts” basis in raising approximately $250,000 in a private offering of up to 2 million shares of restricted common stock at a price of $0.125 per share. As of June 30, 2009, the Company has received $206,024 of proceeds, which represents $250,000 gross proceeds less $43,976 of offering costs.

Unpredictability of future revenues; Potential fluctuations in quarterly operating results; Seasonality:

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10- Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See disclosure of legal proceeds in the Company’s March 31, 2009 Form 10K as filed with the Securities and Exchange Commission on July 10, 2009

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective June 30, 2009, the Company issued 200,000 shares of common stock to Daily Max in connection with consulting services provided to the Company. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended June 30, 2009, the Company issued 500,000 shares of common stock to a related party valued at $29,500 in relief of accrued payroll and the assumption of liabilities. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended June 30, 2009, the Company issued 2,250,000 shares of common stock to its three officers in settlement of a portion of each officer’s accrued payroll. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index. The following exhibits are filed with or incorporated by reference into this quarterly report:

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This certification as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32) (iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

32.2	Certification of the Chief Financial Officer (This certification as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32) (iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

(b) Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2009

By:	/s/ David Stark
Name:	David Stark
Title:	Chairman of the Board of Directors, President and Chief Executive Officer

Date:	August 13, 2009

By:	/s/ Andrew J. Norstrud
Name:	Andrew J. Norstrud
Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer