Form 10-Q
period 2009-09-30
Stem Cell Therapy International, Inc.
filed 2009-11-16
CIK 1360479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from

Commission File Number

000-51931

Stem Cell Therapy International, Inc.

(Exact Name of Registrant as Specified in Charter)

Nevada	88-0374180
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

13046 Racetrack Rd. #233, Tampa, Florida 33626

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 65,420,053 as of November 13, 2009.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Part I – Financial Information		3

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2009 (unaudited) and March 31, 2009 (audited)	4

	Consolidated Statements of Operations for the three and six months ended September 30, 2009 and 2008 (unaudited) and for the period from December 2, 2004 (Date of Inception) through September 30, 2009 (unaudited)	5

	Consolidated Statements of Changes in Stockholders’ Deficit for the period from December 2, 2004 (Date of Inception) through September 30, 2009 (unaudited)	6

	Consolidated Statements of Cash Flows for the six months ended September 30, 2009 and 2008 (unaudited), and for the period from December 2, 2004 (Date of Inception) through September 30, 2009 (unaudited)	10

	Notes to Consolidated Financial Statements	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4T.	Controls and Procedures	27

Part II – Other Information		27

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits and Reports on Form 8-K	27

Signatures		28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended March 31, 2009, as filed with the Securities and Exchange Commission on July 10, 2009.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Consolidated Balance Sheets

	September 30, 2009	March 31, 2009
	(unaudited)	(audited)

Assets
Current assets:
Cash	$63,177	$32,657
Deferred loan costs, net	—	33,326
Prepaid expenses	510,000	135,000

Total current assets	573,177	200,983

Deposits	8,000	5,000

Total assets	$581,177	$205,983

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$41,323	$163,521
Accrued expenses	74,637	151,191
Accrued compensation	300,000	749,096
Notes payable, net of unamortized discount of $24,501 and $84,437, respectively	6,999	103,063
Notes payable, related party	331,121	—
Due to related party	—	231,121

Total current liabilities	754,080	1,397,992

Commitments and contingencies (Note 9)	—	—

Stockholders’ deficit:
Preferred stock; $.001 par value; 10,000,000 shares authorized and 0 issued and outstanding, respectively	—	—
Common stock; $.001 par value; 100,000,000 shares authorized and 61,255,092 and 47,134,258 issued and outstanding, respectively	61,255	47,134
Additional paid-in capital	4,205,851	2,789,715
Stock subscription receivable	(200)	(200)
Deficit accumulated during development stage	(4,439,809)	(4,028,658)

Total stockholders’ deficit	(172,903)	(1,192,009)

Total liabilities and stockholders’ deficit	$581,177	$205,983

The accompanying notes are an integral part of the consolidated financial statements.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,		Period December 2,
	2009	2008	2009	2008	2004 (Date of Inception) through September 30, 2009
Revenue	$—	$—	$—	$—	$559,404
Cost of goods sold:
General	—	—	—	—	278,361
Loss on firm purchase commitment	—	—	—	—	116,000

Gross margin		—	—	—	165,043

Operating expenses:
Legal expenses	37,317	9,398	50,435	169,846	759,103
Consulting expenses	3,433	40,439	14,238	300,581	1,267,834
Accounting expenses	11,525	20,703	47,298	58,172	305,588
Compensation expenses	50,000	86,250	158,824	189,205	1,014,139
Stock based compensation	85,742	8,777	94,520	17,555	702,048
Settlement expense	—	188,850	—	188,850	98,850
Selling, general and administrative	4,682	8,395	6,572	19,387	405,528

	192,699	362,812	371,887	943,596	(4,553,090)

Loss from operations	(192,699)	(362,812)	(371,887)	(943,596)	(4,388,047)

Other income (expenses):
Gain on settlement of liabilities	89,716	—	329,636	—	329,636
Interest expense, net	(304,636)	(1,073)	(368,900)	(1,192)	(381,398)

Net loss before taxes	(407,619)	(363,885)	(411,151)	(944,788)	(4,439,809)

Income tax expense	—	—	—	—	—

Net loss	(407,619)	(363,885)	(411,151)	(944,788)	(4,439,809)

Less: Dividends on preferred stock	—	—	—	—	(10,000)

Loss attributable to common shareholders	$(407,619)	$(363,885)	$(411,151)	$(944,788)	$(4,449,809)

Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.12)

Weighted average number of common shares outstanding, basic and diluted	51,748,162	42,612,519	49,453,816	42,857,030	35,938,962

The accompanying notes are an integral part of the consolidated financial statements.

Stem Cell Therapy International, Inc.

(A Development Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Deficit

From December 2, 2004 (Date of Inception) through September 30, 2009 (unaudited)

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

From December 2, 2004 (Date of Inception) through September 30, 2009 (unaudited)

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

From December 2, 2004 (Date of Inception) through September 30, 2009 (unaudited)

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

Stem Cell Therapy International, Inc.

(A Development Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Deficit (continued)

From December 2, 2004 (Date of Inception) through September 30, 2009 (unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Subscriptions Receivable	Deficit Accumulated During Development Stage	Total
Issuance of common stock for services (December 2008)	1,000,000	1,000	—	—	39,000	—	—	40,000
Reduction of accounts payable in lieu of cash payment on subscription (December 2008)	—	—	—	—	—	5,000	—	5,000
Amortization of options issued to employees (December 2008)	—	—	—	—	8,777	—	—	8,777
Issuance of common stock for services (December 2008)	2,000,000	2,000	—	—	78,000	—	—	80,000
Cancellation of common stock for legal settlement (December 2008)	(3,000,000)	(3,000)	—	—	(87,000)	—	—	(90,000)
Issuance of warrants with convertible notes payable	—	—	—	—	63,750	—	—	63,750
Amortization of options issued to employees (March 2009)	—	—	—	—	8,777	—	—	8,777
Value of the beneficial conversion feature related to the issuance of convertible notes payable	—	—	—	—	28,125	—	—	28,125
Net loss for year ended March 31, 2009	—	—	—	—	—	—	(1,259,493)	(1,259,493)

Balance, March 31, 2009	47,134,258	47,134	—	—	2,789,715	(200)	(4,028,658)	(1,192,009)
Issuance of common stock in settlement of liabilities (June 2009) (unaudited)	500,000	500	—	—	29,000	—	—	29,500
Issuance of common stock for accrued payroll liabilities (June 2009) (unaudited)	2,250,000	2,250	—	—	130,500	—	—	132,750
Issuance of common stock for services (June 2009) (unaudited)	200,000	200	—	—	11,600	—	—	11,800
Amortization of options issued to employees (June 2009) (unaudited)	—	—	—	—	8,778	—	—	8,778
Issuance of common stock for convertible notes payable (September 2009) (unaudited)	8,937,500	8,938	—	—	437,937	—	—	446,875
Exercise of warrants (September 2009) (unaudited)	233,334	233	—	—	(233)	—	—	—
Issuance of common stock for merger costs (September 2009) (unaudited)	2,000,000	2,000	—	—	488,000	—	—	490,000
Discount on convertible notes payable (September 2009) (unaudited)	—	—	—	—	207,318	—	—	207,318
Amortization of options issued to employees (September 2009) (unaudited)	—	—	—	—	8,777	—	—	8,777
Issuance of warrant for legal services (September 2009) (unaudited)	—	—	—	—	17,494	—	—	17,494
Share-based compensation to employees (September 2009) (unaudited)	—	—	—	—	76,965	—	—	76,965
Net loss for the six months ended September 30, 2009 (unaudited)	—	—	—	—	—	—	(411,151)	(411,151)

Balance, September 30, 2009 (unaudited)	61,255,092	$61,255	—	$—	$4,205,851	$(200)	$(4,439,809)	$(172,903)

The accompanying notes are an integral part of the consolidated financial statements.

Stem Cell Therapy International, Inc.

(a development stage enterprise)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended September 30,		Period from December 2, 2004 (Date of Inception) through September 30,
	2009	2008	2009
Operating activities:
Net Loss	$(411,151)	$(944,788)	$(4,439,809)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Share-based compensation to non-employees	29,294	388,718	1,832,983
Share-based compensation to employees	—	17,555	563,642
Amortization of options	17,555	8,777	52,664
Amortization of warrants issued with notes payable	323,754	—	331,192
Settlement of lawsuit with common stock	—	128,850	38,850
Gain on settlement of accrued payroll and assumption of liabilities	(329,636)	—	(329,636)
Issuance of common stock and warrants in relief of accrued payroll	154,549	—	154,549
Amortization of deferred loan costs	33,326	—	37,620
Investment income reinvested	—	—	(2,943)
Amortization	—	—	667
Write off of intangible asset	—	—	4,333
(Increase) decrease in:	—
Prepaid expenses	25,000	(3,700)	(101,090)
Deposits	(3,000)	2,169	(8,000)
Increase (decrease) in:
Accounts payable	(77,232)	44,199	68,289
Accrued payroll	31,240	187,755	780,336
Accrued expenses	11,821	75,471	163,012

Net cash used by operating activities	(194,480)	(94,994)	(853,341)

Investing activities:
Proceeds from certificate of deposit, restricted	—	—	2,943

Net cash provided by investing activities	—	—	2,943

Financing activities:
Proceeds from advances from stockholder	—	—	52,528
Repayment of stockholder advances	—	—	(49,528)
Proceeds from issuance of notes payable	225,000	45,000	419,880
Repayment of notes payable	—	(25,000)	(45,000)
Advances from related party	—	—	284,521
Repayment from related party	—	23,940	(53,400)
Payment of stock offering costs	—	—	(43,976)
Proceeds from sale of stock	—	60,000	348,550

Net cash provided by financing activities	225,000	103,940	913,575

Net increase in cash	30,520	8,946	63,177
Cash at beginning of period	32,657	2,387	—

Cash at end of period	$63,177	$11,333	$63,177

Supplemental disclosure of cash flow information and non-cash financing activities:

Cash paid for income taxes		$—	$—	$—

Cash paid for interest		$—	$—	$3,308

Issuance of convertible notes payable with a discount equivalent to the relative fair value of the accompanying warrants		$95,789	$—	$159,539

Issuance of convertible notes payable with a beneficial conversion feature		$111,529	$—	$139,654

Issuance of common stock for conversion of notes payable and related accrued interest		$446,875	$—	$446,875

Issuance of common stock for exercise of warrants		$233	$—	$233

Reduction in stock subscription receivable in exchange for a reduction in accounts payable	$		$—	$5,000

Common stock issued for a reduction in advance from stockholder	$		$—	$3,000

Common stock issued for a reduction in accounts payable	$		$—	$2,000

Common stock issued for purchase of intangible asset	$		$—	$5,000

Common stock and note payable issued for accrued payroll and assumption of liabilities		$659,312	$—	$659,312

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

Merger with Histostem:

The Company entered into a Reorganization and Stock Purchase Agreement with Histostem Co., Ltd., a Korean company (“Histostem”) on March 10, 2008, as amended on September 23, 2009 (the “SPA”), pursuant to which we have agreed to acquire 90% of the issued and outstanding shares of Histostem in consideration for the issuance of at least 75,382,640 shares of our common stock. The closing of the transaction is subject to a number of conditions, including, but not limited to, (i) increasing the size of the Board of Directors to seven members; (ii) effectuating an increase in the Company’s authorized shares of common stock from 100 million shares to 500 million shares and to change the Company’s name to AmStem International Corp. (subsequent to September 30, 2009, the Company received a majority of the shareholder’s consent for number i and ii); and (iii) the Company will also issue a total of 4,000,000 shares to certain parties that have assisted with the completion of the SPA. The Company has filed a Form 14C with the SEC as notice of the name change and increase to the authorized number of shares.

Since the Company entered into the Stock Purchase Agreement with Histostem our substantive business operations have focused primarily on positioning the Company to leverage Histostem’s platform throughout the United States and the world and to obtain the necessary financing to complete the transaction. We have incorporated a wholly owned subsidiary, Amstem International, Inc., a Nevada Corporation, to use for distribution of stem cell related products.

Basis of Presentation:

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. The results of operations for the three and six months ended September 30, 2009 are not necessarily indicative of the results for a full year.

The consolidated financial statements for the three and six month periods ended September 30, 2009 and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2009 as filed in the Form 10-K, filed with the Securities and Exchange Commission on July 10, 2009.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Stem Cell Therapy International, Inc. and its wholly-owned subsidiaries, Stem Cell Therapy International Corp and AmStem International, Inc. All intercompany accounts and transactions have been eliminated.

2.	Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the six months ended September 30, 2009 and the period since December 2, 2004 (date of inception) through September 30, 2009, the Company has had net losses of $411,151 and $4,439,809, respectively, and cash used in operations of $194,480 and $853,341, respectively, and has negative working capital of $180,903 at September 30, 2009. As of September 30, 2009, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern raises substantial doubt and is dependent upon the Company’s ability to generate additional financing and ultimately increase operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the use of equity securities to pay for services and related party advances. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, debt financing and loans, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

The Company entered into a Reorganization and Stock Purchase Agreement with Histostem Co., Ltd., a Korean company (“Histostem”) on March 10, 2008, as amended on September 23, 2009 (the “SPA”), pursuant to which we have agreed to acquire 90% of the issued and outstanding shares of Histostem in consideration for the issuance of at least 75,382,640 shares of our common stock. The closing of the transaction is subject to a number of conditions, including, but not limited to, (i) increasing the size of the Board of Directors to seven members; (ii) effectuating an increase in the Company’s authorized shares of common stock from 100 million shares to 500 million shares and to change the Company’s name to AmStem International Corp. (subsequent to September 30, 2009, the Company received a majority of the shareholder’s consent for number i and ii); and (iii) the Company will also issue a total of 4,000,000 shares to certain parties that have assisted with the completion of the SPA. The Company has filed a Form 14C with the SEC as notice of the name change and increase to the authorized number of shares.

Since the Company entered into the Stock Purchase Agreement with Histostem our substantive business operations have focused primarily on positioning the Company to leverage Histostem’s platform throughout the United States and the world and to obtain the necessary financing to complete the transaction. We have incorporated a wholly owned subsidiary, Amstem International, Inc., a Nevada Corporation, to use for distribution of stem cell related products.

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

Stock-based compensation:

The Company uses the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options).

Reclassifications:

Certain reclassifications have been made to the accompanying September 30, 2008 consolidated statements of operations to conform to the September 30, 2009 presentation. Such reclassifications had no impact on net loss as previously reported.

New Accounting Guidance:

In October 2009, the Financial Accounting Standards Board (FASB) issued, “Multiple Deliverable Revenue Arrangements”, which modifies accounting for multiple element arrangements by requiring that the separation of the arrangements be based on estimated selling prices based on entity specific assumptions rather than fair value, eliminating the residual method of allocation and requiring additional disclosures related to such arrangements. The standard is effective prospectively for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has not yet evaluated the impact the adoption of the standard will have on its consolidated financial statements.

On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the financial statements.

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes become effective for the Company on October 1, 2009. Management has determined that the adoption of these changes will not have an impact on the financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective on April 1, 2010. Management does not believe that these changes will have a material impact on the financial statements.

On June 30, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company evaluated for subsequent events through November 13, 2009, the issuance date of the Company’s financial statements.

4.	Notes Payable

During the six months ended September 30, 2009, the Company negotiated a settlement with a related party of $292,420 of accrued payroll and the assumption of $77,000 of liabilities in exchange for 500,000 shares of common stock valued at $29,500 and a non-interest bearing $100,000 note payable. The note is due at the earlier of demand by the holder, the closing of any subsequent funding received by the Company with minimum gross proceeds of 3 million dollars or February 1, 2011. In the event the Company is unable to repay the note on or before the maturity date, the Company will pay to the note holder 1.5% simple monthly interest on all amounts outstanding. As a result of this transaction, the Company has recorded a gain on the settlement of liabilities of $239,920 in the accompanying Consolidated Statements of Operations.

During the six months ended September 30, 2009, the Company issued a promissory note to a related party, which effectively converted the total amount of $231,121 included in Due to Related Party into a formalized debt agreement. The promissory note is non-interest bearing and is due the earlier of demand by the holder, the closing of any subsequent funding received by the Company with minimum gross proceeds of 3 million dollars, or January 1, 2011. In the event the Company is unable to repay the note on or before the maturity date, the Company will pay to the note holder 1.5% simple monthly interest on all amounts outstanding.

During the six months ended September 30, 2009, the Company issued 2,625,000 shares of common stock for the conversion of $125,000 note payable and related accrued interest of $6,250.

During the six months ended September 30, 2009, the Company received $225,000 and agreed to repay to the lenders $281,500 (Convertible Notes) at the earlier of either six months or when the Company is able to obtain subsequent financing with minimum gross proceeds of $1,000,000. The interest rate is a simple 10% per annum. At the holders’ choice the note can be converted into common shares at a rate of $0.04 per common share. The holder of the note can also convert the note, pursuant to the terms of the subsequent financing at a rate of 125% of the amount due at the closing of subsequent financing.

The Convertible Notes contain an embedded conversion feature. The difference between the conversion price and the Company’s estimated fair market value of its stock price on the commitment date of the notes was calculated to be $111,529 for notes issued during the six months ended September 30, 2009. The Company amortized the beneficial conversion feature over the life of the convertible debt.

The Company also issued 3,375,000 warrants in connection with the Convertible Notes. The warrants are exercisable at $0.04 per share, vest immediately and expire in August and September 2014. The Company valued the warrants at their relative fair value of $95,789 and recorded a discount on the Convertible Notes. The discount is amortized as interest expense over the term of the Convertible Notes. During the three and six months ended September 30, 2009, the Company recognized interest expense of $207,318 from the amortization of the discount and the beneficial conversion feature.

During the six months ended September 30, 2009, the note holders converted the Convertible Notes into 8,937,500 shares of common stock for $446,875 of convertible debt and related accrued interest.

5.	Equity

During the six months ended September 30, 2009, the Company issued 200,000 shares of common stock valued at $11,800 for consulting services.

During the six months ended September 30, 2009, the Company issued 2,250,000 shares of common stock valued at $132,750 in exchange for a portion of accrued compensation.

During the six months ended September 30, 2009, the Company issued 500,000 shares of common stock valued at $29,500 in settlement of payroll obligations and other liabilities as more fully described in Note 4.

During the six months ended September 30, 2009, the Company issued 2,000,000 shares of common stock valued at $490,000 to a consultant as part of the costs of the merger, as more fully discussed in Note 10.

During the six months ended September 30, 2009, the Company issued 233,334 shares of common stock for the exercise of 400,000 warrants.

6.	Stock Options and Warrants

During the six months ended September 30, 2009, the Company did not issue any stock options.

	Shares	Exercise Prices	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding and Exercisable

Outstanding at March 31, 2009	3,650,000	$0.19 – 0.25	$0.20

Options granted	—	—	—

Options exercised	—	—	—

Options cancelled or expired	—	—	—

Outstanding at September 30, 2009	3,650,000	$0.19 – 0.25	$0.20

Exercisable at September 30, 2009	3,493,750	$0.19 – 0.25	$0.20

The following table summarizes information about options outstanding and exercisable as of September 30, 2009:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.19 - $0.25	3,650,000	6.87 Years	$0.20	7.07 Years	3,493,750	$0.20

The aggregate intrinsic value of options outstanding at September 30, 2009, was $159,500 based on the Company’s closing stock price of $0.245. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The fair value of each warrant was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the weekly trading of two similar company’s underlying common stock (as the Company does not have an adequate trading history for an accurate calculation) and other factors.

Expected volatility	88% - 163.2%
Expected dividends	0
Expected term	1 – 10 years
Risk-free interest rate	1.99% - 4.71%

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2009:

	Shares	Exercise Prices	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding and Exercisable

Outstanding at March 31, 2009	1,525,000	$0.03 - $0.15	$0.06

Warrants granted	5,925,000	$0.04 - $0.15	$0.08	$0.05

Warrants exercised	(400,000)	$0.15	$0.15

Warrants cancelled or expired	—	—	—	—

Outstanding at September 30, 2009	7,050,000	$0.03 - $0.15	$0.08

Exercisable at September 30, 2009	7,050,000	$0.03 - $0.15	$0.08

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.03 - $0.15	7,050,000	8.75 Years	$0.08	8.75 Years	7,050,000	$0.08

The aggregate intrinsic value of warrants outstanding at September 30, 2009, was $1,176,000, based on the Company’s closing stock price of $0.249. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the warrants.

7.	Earnings per Share

Basic earnings per common share amounts are computed by dividing earnings, after the deduction of preferred stock dividends and undistributed earnings allocated to participating securities, by the average number of common shares outstanding. Diluted earnings per share amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding. The basic and diluted weighted average number of shares was 51,748,162, 49,453,816, 42,612,519, 42,857,030 and 35,938,962 for the three and six months ended September 30, 2009 and 2008 and the period from December 2, 2004 (Date of Inception) through September 30, 2009, respectively.

Common stock equivalents for the six months ended September 30, 2008 were anti-dilutive due to the net losses sustained by the Company during these periods.

Common stock equivalents for the six months ended September 30, 2009 was anti-dilutive due to the net losses sustained by the Company during that period. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the six month period ended September 30, 2009 excludes approximately 1,259,200 shares that could dilute earnings per share in future periods, respectively.

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

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $3,800,000 at September 30, 2009. The loss carry forwards expire beginning in 2025. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses. Due to the limitation and the Company’s historical losses, the Company has placed a full valuation allowance against that asset of approximately $1,446,000.

9.	Commitments and Contingencies

Consulting Agreements:

The Company has entered into several consulting agreements with other companies and individuals to provide consulting and advisory services to the Company. The agreements provide for terms ranging from one to three years. Additionally, the consulting agreements required the issuance of 5,989,000 shares of the Company’s common stock valued at $669,209 on the date of the agreement as the shares are non-forfeitable and non-cancelable. As of September 30, 2009, the Company has issued these shares of common stock.

Employment Agreements:

In September 2007, the Company entered into employment agreements with the Chief Financial Officer and Chief Operating Officer. The Chief Financial Officer and Chief Operating Officer each have employment agreements for a term of two years, with an annual base salary of $60,000. Additional performance-based bonuses are provided for, and the employees were granted options to purchase 900,000 shares of Company stock. Benefits under the agreement are accelerated on a change of control, and the employee is subject to certain non-competition covenants. The Chief Operating Officer’s employment agreement was not renewed at September 2009.

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

In June 2009, the officers agreed to reduce their overall compensation by approximately $242,750 for the issuance of common stock and the agreement to pay a cash portion upon the Company obtaining the necessary financing or cash flow from operations. The Board of Director’s also agreed to make a one-time payment of $25,000 to each the President and the Chief Financial Officer for services rendered in September 2009. It was also agreed that the President and Chief Financial Officer were each to be paid $10,000 per month beginning in October 2009 until new employment agreements are executed.

Contingencies:

On August 22, 2008, the Company entered into a Settlement and Release Agreement (“the Agreement”) with Princeton Healthcare, Inc. Princeton Healthcare, Inc. and the Company agreed to release and discharge each other, their successors, assigns, directors, officers, employees, shareholders, former directors and officers, from any and all claims, demands, causes of action, fees, costs, interest, attorney’s fees and damages that each ever had against the other for a payment of $60,000 and the issuance of 500,000 shares of common stock. As of September 30, 2009, the Company has paid $10,000 and issued 500,000 shares of common stock valued at $38,850. The Company was scheduled to pay the remaining $50,000 by October 31, 2008; however, as of the date of this filing, no payment has been made. Management believes that this issue will be resolved in the next several months.

On September 10, 2009, the Company agreed to be a party to the settlement between Histostem, Inc., a Delaware Corporation (“Histostem USA”) and Histostem Corporation, a Korean Corporation (“Histostem Korea”). The agreement is contingent upon the close of the SPA and that at the close of the merger, the Company will acquire no less than 90% of the total fully diluted equity of Histostem Korea.

For the consideration provided by Histostem USA, including, but not limited to, a waiver of claims and a general release, Histostem Korea and the Company have agreed to the following considerations:

a.	$100,000 in cash, which will be divided into three equal payments over a two year period; and

b.	Seven and one-half percent (7.50%) of the fully diluted total outstanding shares of the Company’s common stock following the close of the merger between Histostem Korea and the Company.

10.	Merger and Reorganization Agreement

The Company entered into a Reorganization and Stock Purchase Agreement with Histostem Co., Ltd., a Korean company (“Histostem”) on March 10, 2008, as amended on September 23, 2009 (the “SPA”), pursuant to which we have agreed to acquire 90% of the issued and outstanding shares of Histostem in consideration for the issuance of at least 75,382,640 shares of our common stock. The closing of the transaction is subject to a number of conditions, including, but not limited to, (i) increasing the size of the Board of Directors to seven members; (ii) effectuating an increase in the Company’s authorized shares of common stock from 100 million shares to 500 million shares and to change the Company’s name to AmStem International Corp. (subsequent to September 30, 2009, the Company received a majority of the shareholder’s consent for number i and ii); and (iii) the Company will also issue a total of 4,000,000 shares to certain parties that have assisted with the completion of the SPA. The Company has filed a Form 14C with the SEC as notice of the name change and increase to the authorized number of shares.

Since the Company entered into the Stock Purchase Agreement with Histostem our substantive business operations have focused primarily on positioning the Company to leverage Histostem’s platform throughout the United States and the world and to obtain the necessary financing to complete the transaction. We have incorporated a wholly owned subsidiary, Amstem International, Inc., a Nevada Corporation, to use for distribution of stem cell related products.

11.	Related Party Transactions

At March 31, 2009, the due to related party account of $231,121 is made up of advances from the majority stockholder to assist the Company with its financial obligations. During the six months ended September 30, 2009, the Company converted the total amount of $231,121 into a formalized debt agreement. The promissory note is non-interest bearing and is due the earlier of the closing of any subsequent funding received by the Company with minimum gross proceeds of 3 million dollars or January 1, 2011. In the event the Company is unable to repay the note on or before the maturity date, the Company will pay to the note holder 1.5% simple monthly interest on all amounts outstanding.

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $8,800 and $10,400 during the six months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the Company owes Norco $914. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in September of 2007, as the Company’s Chief Financial Officer. The Company continues to use Norco for accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

The above amounts are not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with independent parties.

12.	Gain on Settlement of Liabilities

During the six months ended September 30, 2009, the Company recorded a gain of $286,670 related to the settlement of several liabilities and accrued expenses. The Company also renegotiated the legal expenses related to the attorney that is assisting with the completion of the merger documents, which resulted in a net gain of $42,966.

13.	Subsequent Events

Subsequent to the end of the quarter, the convertible note holders invested an additional $125,000 and simultaneously converted the debt to 2,500,000 shares of common stock at $0.05 per share. The face value of the loan is $125,000, with a term of six months. The interest rate is a simple 10% per annum. In addition to the conversion, approximately 1,500,000 warrants were issued with an exercise price of $0.04 per share.

On November 2, 2009, the Company entered into a Preferred Stock Purchase Agreement (the “Agreement”) with Socius Capital Group, LLC, a Delaware limited liability company (the “Investor”). Pursuant to the terms of the Agreement, the Company has the right, over a term of two years, subject to certain conditions, to demand through one or more tranche notices that the Investor purchase up to a total $5 million of the Company’s Series A Preferred Stock (“Preferred Stock”) at $10,000 per share. The Preferred Stock pays a dividend of 10% per annum, payable in additional shares of Preferred Stock, and is redeemable at the Company’s option at any time after the one year anniversary of initial issuance.

At Closing, the Company issued the Investor a warrant to purchase up to approximately 42 million shares of the Company’s common stock at an exercise price of $0.159 per share. The warrant vests with each tranche closing, with respect to an amount of shares equal to 135% of the dollar amount of the tranche in question, and the exercise price with respect to the shares vested adjusts to the closing price the trading day before the tranche notice date. The Company cannot draw on the facility until a registration statement covering the resale of the warrant shares is effective and certain other conditions are satisfied.

In addition, the Company paid the Investor $20,000 at closing to cover Investor’s legal fees and will pay a commitment fee in the amount of $250,000, in cash or shares of the Company’s common stock, at the closing of the first tranche.

On November 2, 2009, the Company filed an Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock (the “Designation”), with the Nevada Secretary of State.

Subsequent to September 30, 2009, the Company entered into employment agreements with the Company’s President and Chief Financial Officer which begin January 2010. The employment agreements are each for a term of four years and provide for payments of an annual base salary of $225,000 for each executive. Additional performance-based bonuses are provided for, and the employees are granted options to purchase a minimum of 500,000 shares of the Company’s common stock at the current fair market value on the first business day of each year of the executive’s employment.

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

Proposed Merger with Histostem:

The Company entered into a Reorganization and Stock Purchase Agreement with Histostem Co., Ltd., a Korean company (“Histostem”) on March 10, 2008, as amended on September 23, 2009 (the “SPA”), pursuant to which we have agreed to acquire 90% of the issued and outstanding shares of Histostem in consideration for the issuance of at least 75,382,640 shares of our common stock. The closing of the transaction is subject to a number of conditions, including, but not limited to, (i) increasing the size of the Board of Directors to seven members; (ii) effectuating an increase in the Company’s authorized shares of common stock from 100 million shares to 500 million shares and to change the Company’s name to AmStem International Corp. (subsequent to September 30, 2009, the Company received a majority of the shareholder’s consent for number i and ii); and (iii) the Company will also issue a total of 4,000,000 shares to certain parties that have assisted with the completion of the SPA. The Company has filed a Form 14C with the SEC as notice of the name change and increase to the authorized number of shares.

Since the Company entered into the Stock Purchase Agreement with Histostem our substantive business operations have focused primarily on positioning the Company to leverage Histostem’s platform throughout the United States and the world and to obtain the necessary financing to complete the transaction.

In April 2009, the Company formed AmStem International, Inc., a wholly owned subsidiary of the Company. AmStem International, Inc. is a new biotechnology company which provides biotherapeutic and cosmetic stem cell products, stem cell collection and storage know-how, and access to nanotechnology vital to the cutting edge stem cell research. For the six months ended September 30, 2009, there was no activity in this Company.

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

Results of Operations

As of September 30, 2009 and for the three months ended September 30, 2009 and 2008

We had no revenue during the three months ended September 30, 2009 or 2008. This is primarily due to the fact that management has been concentrating most of its efforts on finalizing the Histostem transaction. There are no immediate plans to enter into any new transactions prior to the completion of the acquisition.

Legal expenses increased $27,919 to $37,317 for the three months ended September 30, 2009 as compared to $9,398 for the three month period ended September 30, 2008. The increase in legal expense is primarily due to additional legal fees incurred to assist with the settlement of the Histostem USA and Histostem Korea litigation of $11,329. The Company also paid $5,000 for services in connection with one of the convertible notes payable agreements. Finally, the Company issued 350,000 warrants valued at $17,494 to an attorney in connection with the execution of the merger agreement.

Consulting expenses decreased $37,006 to $3,433 for the three months ended September 30, 2009 as compared to $40,439 for the three month period ended September 30, 2008. The decrease in consulting expense is primarily due to the decrease in consulting agreements while the Company is working on completing the merger agreement.

Accounting expenses decreased $9,178 to $11,525 for the three months ended September 30, 2009 as compared to $20,703 for the three month period ended September 30, 2008. The decrease in accounting expense is primarily due to the decrease in audit fees as the Company continues to work on completing the merger agreement.

Compensation expense decreased $36,250 to $50,000 for the three months ended September 30, 2009 as compared to $86,250 for the three month period ended September 30, 2008. The decrease in compensation expense is due to the expiration of the employment agreements with the Chief Financial Officer and the Chief Operating Officer. For

the month of September 2009, the Company agreed to pay the Company’s President and Chief Financial Officer each $25,000. The Company’s Board of Director’s have agreed to pay both the President and Chief Financial Officer $10,000 per month beginning in October 2009.

Stock based compensation increased to $85,742 for the three months ended September 30, 2009 as compared to $8,777 for the three month period ended September 30, 2008. The increase in stock based compensation is due to grants of options for the Officers and Directors.

Settlement expenses decreased to $0 for the three months ended September 30, 2009 as compared to $188,850 for the three month period ended September 30, 2008. Settlement expense is primarily the result of the Company settling two lawsuits for $188,850.

Selling, general and administrative expenses decreased $3,713 to $4,682 for the three months ended September 30, 2009 as compared to $8,395 for the three months ended September 30, 2008. The decrease in selling, general and administrative expenses is due to an overall decrease in expenses as the Company negotiates the merger agreement.

Gain on settlement of liabilities increased $89,716 for the three months ended September 30, 2009 as compared to $0 for the three months ended September 30, 2008. The increase in gain on settlement of liabilities is mainly due to the renegotiation of legal fees related to the merger expenses.

Interest expense, net, increased $303,563 to $304,636 for the three months ended September 30, 2009 as compared $1,073 for the three month period ended September 30, 2008. The increase in interest expense is due to the increase in notes payable and the related amortization of the discount.

Our net loss for the three months ended September 30, 2009 was $407,619 as compared to $363,885 during the same period in 2008. The loss primarily reflects the increase in legal and stock based compensation expenses, as well as the increase in interest expense.

As of September 30, 2009 and for the six months ended September 30, 2009 and 2008

We had no revenue during the six months ended September 30, 2009 or 2008. This is primarily due to the fact that management has been concentrating most of its efforts on finalizing the Histostem transaction. There are no immediate plans to enter into any new transactions prior to the completion of the acquisition.

Legal expenses decreased $119,411 to $50,435 for the six months ended September 30, 2009 as compared to $169,846 for the six month period ended September 30, 2008. The decrease in legal expense is primarily due to the prior year including legal expenses to assist in resolving some consulting agreement discrepancies and the overall decrease in Company activity while working toward the completion of the merger agreement.

Consulting expenses decreased $286,343 to $14,238 for the six months ended September 30, 2009 as compared to $300,581 for the six month period ended September 30, 2008. The decrease in consulting expense is primarily due to the decrease in consulting agreements while the Company is working on completing the merger agreement.

Accounting expenses decreased $10,874 to $47,298 for the six months ended September 30, 2009 as compared to $58,172 for the six month period ended September 30, 2008. The decrease in accounting expense is primarily due to the decrease in audit fees as the Company continues to work on completing the merger agreement.

Compensation expense decreased $30,381 to $158,824 for the six months ended September 30, 2009 as compared to $189,205 for the six month period ended September 30, 2008. The decrease in compensation expense is due to the expiration of the employment agreements with the Chief Financial Officer and the Chief Operating Officer. For the month of September 2009, the Company agreed to pay the Company’s President and Chief Financial Officer each $25,000. The Company’s Board of Director’s have agreed to pay both the President and Chief Financial Officer $10,000 per month beginning in October 2009.

Stock based compensation increased to $94,520 for the six months ended September 30, 2009 as compared to $17,555 for the six month period ended September 30, 2008. The increase in stock based compensation is due to grants of options for the Officers and Directors.

Settlement expenses decreased to $0 for the six months ended September 30, 2009 as compared to $188,850 for the six month period ended September 30, 2008. Settlement expense is primarily the result of the Company settling two lawsuits for $188,850.

Selling, general and administrative expenses decreased $12,815 to $6,572 for the six months ended September 30, 2009 as compared to $19,387 for the six months ended September 30, 2008. The decrease in selling, general and administrative expenses is due to an overall decrease in expenses as the Company negotiates the merger agreement.

Gain on settlement of liabilities increased to $329,636 for the six months ended September 30, 2009 from $0 for the six months ended September 30, 2008. The gain resulted from the settlement of several liabilities and accrued expenses of $263,920. The Company also renegotiated the legal expenses related to the attorney that is assisting with the completion of the merger documents, which resulted in a net gain of $65,716.

Interest expense, net, increased $367,708 to $368,900 for the six months ended September 30, 2009 as compared to $1,192 for the six month period ended September 30, 2008. The increase in interest expense is due to the increase in notes payable and the related amortization of the discount.

Our net loss for the six months ended September 30, 2009 was $411,151 as compared to $944,788 during the same period in 2008. The loss primarily reflects the decrease in legal, consulting expenses, as well as the gain on the settlement of some accrued expenses.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended September 30, 2009 and the period since December 2, 2004 (date of inception) through September 30, 2009, the Company has had a net loss of $411,151 and $4,439,809, respectively and cash used by operations of $194,480 and $853,341, respectively, and negative working capital of $180,903 at September 30, 2009.

As of September 30, 2009, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin significant operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from shareholder advances and some relatively minor sales of equity securities (as set forth below). The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, debt financing and loans from the Company’s Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

During the six months ended September 30, 2009, the Company received $225,000 and agreed to repay to the lenders $281,500 (Convertible Notes) at the earlier of either six months or when the Company is able to obtain subsequent financing with minimum gross proceeds of $1,000,000. The interest rate is a simple 10% per annum. At the holders’ choice the note can be converted into common shares at a rate of either $0.04 per common share. The holder of the note can also convert the note, pursuant to the terms of the subsequent financing at a rate of 125% of the amount due at the closing of subsequent financing.

The Convertible Notes contain an embedded conversion feature. The difference between the conversion price and the Company’s estimated fair market value of its stock price on the commitment date of the notes was calculated to be $111,529 for notes issued during the six months ended September 30, 2009. The Company amortized the beneficial conversion feature over the life of the convertible debt.

The Company also issued 3,375,000 warrants in connection with the Convertible Notes. The warrants are exercisable at $0.04 per share, vest immediately and expire in August and September 2014. The Company valued the warrants at their relative fair value of $95,789 and recorded a discount on the Convertible Notes. The discount is amortized as interest expense over the term of the Convertible Notes. During the three and six months ended September 30, 2009, the Company recognized interest expense of $207,318 from the amortization of the discount and the beneficial conversion feature.

During the three months ended September 30, 2009, the note holders converted the Convertible Notes into 8,937,500 shares of common stock for $446,875 of convertible debt and related accrued interest.

During March 2009, the Company received $150,000 and agreed to repay to the lenders $187,500 at the earlier of either six months or when the Company is able to obtain subsequent financing with minimum gross proceeds of $1,000,000. The interest rate is a simple 10% per annum. At the holders’ choice the note can be converted into common shares at a rate of either $0.10 per common share or the greater of $.05 or the 30 Day volume weighted average price of the common stock. The holder of the note can also convert the note, pursuant to the terms of the subsequent financing at a rate of 125% of the amount due at the closing of subsequent financing. The proceeds received under the Convertible Notes were net of $37,620 of deferred loan costs. The loan costs are being amortized over the six month life of the Convertible Notes, which resulted in an additional $37,620 of interest expense during the six months ended September 30, 2009.

The Company also issued 1,125,000 warrants in connection with the Convertible Notes. The warrants are exercisable at $0.03 per share, vest immediately and expire in March 2014. The Company valued the warrants at their relative fair value of $63,750 and recorded a discount on the Convertible Notes. The discount is amortized as interest expense over the term of the Convertible Notes. During the six months ended September 30, 2009, the Company recognized interest expense of $63,750 from the amortization of the discount.

Effective June 27, 2007, the Company entered into an agreement with Newbridge Securities, Corp. (“Newbridge”) to assist the Company on a “best efforts” basis in raising approximately $250,000 in a private offering of up to 2 million shares of restricted common stock at a price of $0.125 per share. As of September 30, 2009, the Company has received $206,024 of proceeds, which represents $250,000 gross proceeds less $43,976 of offering costs.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the six months ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See disclosure of legal proceeds in the Company’s March 31, 2009 Form 10K as filed with the Securities and Exchange Commission on July  10, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2009, the Company issued 8,937,500 shares of common stock in conversion of $446,875 of notes payable and accrued expenses. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended September 30, 2009, the Company issued 233,334 shares of common stock for the exercise of 400,000 warrants. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended September 30, 2009, the Company issued 2,000,000 shares of common stock to an individual for services valued at $490,000. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index. The following exhibits are filed with or incorporated by reference into this quarterly report:

10.40	Employee Agreement between Stem Cell Therapy International, Inc. and David Stark
10.41	Employee Agreement between Stem Cell Therapy International, Inc. and Andrew J. Norstrud

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This certification as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32) (iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

32.2	Certification of the Chief Financial Officer (This certification as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32) (iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

(b) Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2009

By:	/s/ DAVID STARK
Name:	David Stark
Title:	Chairman of the Board of Directors, President and Chief Executive Officer

Date: November 13, 2009

By:	/s/ ANDREW J. NORSTRUD
Name:	Andrew J. Norstrud
Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer