Form 10-Q
period 2009-12-31
AmStem Corp
filed 2010-02-16
CIK 1360479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from

Commission File Number

000-51931

AmStem Corporation

(Exact Name of Registrant as Specified in Charter)

Nevada	88-0374180
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

13046 Racetrack Rd. #233, Tampa, Florida 33626

(Address of Principal Executive Offices)

(813) 283-2556

(Registrant’s Telephone Number)

Stem Cell Therapy International, Inc.

(Former Name)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 62,446,080 as of February 15, 2010.

AmStem Corporation

(a development stage enterprise)

Part I – Financial Information		1

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of December 31, 2009 (unaudited) and March 31, 2009 (audited)	2

	Consolidated Statements of Operations for the three and nine months ended December 31, 2009 and 2008 (unaudited) and for the period from December 2, 2004 (Date of Inception) through December 31, 2009 (unaudited)	3

	Consolidated Statements of Changes in Stockholders’ Deficit for the period from December 2, 2004 (Date of Inception) through December 31, 2009 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended December 31, 2009 and 2008 (unaudited), and for the period from December 2, 2004 (Date of Inception) through December 31, 2009 (unaudited)	8

	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

Part II – Other Information		21

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	21

Signatures		22

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended March 31, 2009, as filed with the Securities and Exchange Commission on July 10, 2009.

AmStem Corporation

(a development stage enterprise)

Consolidated Balance Sheets

	December 31, 2009	March 31, 2009
	(unaudited)	(audited)
Assets
Current assets:
Cash	$48,130	$32,657
Deferred loan costs, net	270,000	33,326
Prepaid expenses	495,000	135,000

Total current assets	813,130	200,983

Deposits	8,000	5,000

Total assets	$821,130	$205,983

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$36,969	$163,521
Accrued expenses	251,883	151,191
Accrued compensation	300,000	749,096
Notes payable, net of unamortized discount of $52,699 and $84,437, respectively	9,801	103,063
Notes payable, related party	331,121	—
Due to related party	—	231,121

Total current liabilities	929,774	1,397,992

Commitments and contingencies (Note 9)	—	—
Stockholders’ deficit:
Series A Preferred stock; $0.001 par value; 1,000 shares authorized and 0 issued and outstanding, respectively	—	—
Preferred stock B; $0.001 par value; 10,000,000 shares authorized and 0 issued and outstanding, respectively	—	—
Common stock; $0.001 par value; 500,000,000 shares authorized and 61,170,052 and 47,134,258 issued and outstanding, respectively	61,170	47,134
Additional paid-in capital	4,365,269	2,789,715
Stock subscription receivable	(200)	(200)
Deficit accumulated during development stage	(4,534,883)	(4,028,658)

Total stockholders’ deficit	(108,644)	(1,192,009)

Total liabilities and stockholders’ deficit	$821,130	$205,983

The accompanying notes are an integral part of the consolidated financial statements.

AmStem Corporation

(a development stage enterprise)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,		Period from December 2, 2004 (Date of Inception) through December 31,
	2009	2008	2009	2008	2009
Revenue	$—	$—	$—	$—	$559,404
Cost of goods sold:
General	—	—	—	—	278,361
Loss on firm purchase commitment	—	—	—	—	116,000

Gross margin		—	—	—	165,043

Operating expenses:
Legal expenses	42,745	63,879	93,180	233,725	801,848
Consulting expenses	29,329	40,225	43,567	346,611	1,297,163
Accounting expenses	16,153	6,383	63,451	62,060	321,741
Compensation expenses	60,000	86,250	218,824	275,455	1,074,139
Stock based compensation	25,704	8,777	120,224	26,331	727,752
Settlement expense	111,000	(90,000)	111,000	98,850	209,850
Selling, general and administrative	26,716	921	33,287	16,999	432,243

	311,647	116,435	683,533	1,060,031	(4,864,736)

Loss from operations	(311,647)	(116,435)	(683,533)	(1,060,031)	(4,699,693)
Other income (expenses):
Gain on settlement of liabilities	400,000	—	729,636	—	729,636
Interest expense, net	(183,428)	(353)	(552,328)	(1,545)	(564,826)

Net loss before taxes	(95,075)	(116,788)	(506,225)	(1,061,576)	(4,534,883)

Income tax expense	—	—	—	—	—

Net loss	(95,075)	(116,788)	(506,225)	(1,061,576)	(4,534,883)

Less: Dividends on preferred stock	—	—	—	—	(10,000)

Loss attributable to common shareholders	$(95,075)	$(116,788)	$(506,225)	$(1,061,576)	$(4,544,883)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)	$(0.12)

Weighted average number of common shares outstanding, basic and diluted	64,452,888	47,134,258	54,471,687	44,293,179	37,353,893

The accompanying notes are an integral part of the consolidated financial statements.

AmStem Corporation

(A Development Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Deficit

From December 2, 2004 (Date of Inception) through December 31, 2009 (unaudited)

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

AmStem Corporation

(A Development Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Deficit (continued)

From December 2, 2004 (Date of Inception) through December 31, 2009 (unaudited)

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

AmStem Corporation

(A Development Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Deficit (continued)

From December 2, 2004 (Date of Inception) through December 31, 2009 (unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Stock Subscriptions Receivable	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
Issuance of common stock for services (May 2007)	250,000	250	—	—	44,750	—	—	45,000
Issuance of common stock for services (June 2007)	300,000	300	—	—	116,700	—	—	117,000
Issuance of common stock for cash, net of offering costs (July 2007)	2,000,000	2,000	—	—	204,024	—	—	206,024
Issuance of warrants for consulting services (September 2007)	—	—	—	—	23,750	—	—	23,750
Exercise of warrants (September 2007)	125,000	125	—	—	(125)	(125)	—	(125)
Share-based compensation to employees	—	—	—	—	505,716	—	—	505,716
Issuance of warrants for consulting services (October 2007)	—	—	—	—	419,864	—	—	419,864
Issuance of warrants for consulting services (December 2007)	—	—	—	—	10,000	—	—	10,000
Exercise of warrants (December 2007)	125,000	125	—	—	(125)	(125)	—	(125)
Exercise of options (January 2008)	2,000,000	2,000	—	—	—	—	—	2,000
Issuance of common stock for services (February 2008)	500,000	500	—	—	62,000	—	—	62,500
Issuance of common stock for services (March 2008)	750,000	750	—	—	176,750	—	—	177,500
Share-based compensation to employees (March 2008)	250,000	250			54,750	—	—	55,000
Issuance of warrants for consulting services (March 2008)	—	—	—	—	28,700	—	—	28,700
Exercise of warrants (March 2008)	125,000	125	—	—	(125)	(125)	—	(125)
Share-based compensation to employees (March 2008)	—	—	—	—	2,926	—	—	2,926
Net loss for the year ended March 31, 2008	—	—	—	—	—	—	(1,579,717)	(1,579,717)

Balance, March 31, 2008	40,920,369	40,920	500,000	500	2,310,130	(375)	(2,769,165)	(417,990)
Issuance of common stock for services (April 2008)	1,200,000	1,200	—	—	123,800	(200)	—	124,800
Amortization of options issued to employees (June 2008)	—	—	—	—	8,777	—	—	8,777
Issuance of common stock for exercise of warrants (June 2008)	125,000	125	—	—	14,340	(4,625)	—	9,840
Issuance of common stock for cash (June 2008)	388,889	389	—	—	34,611	—	—	35,000
Conversion of preferred stock (June 2008)	500,000	500	(500,000)	(500)	—	—	—	—
Amortization of options issued to employees (August 2008)	—	—	—	—	8,778	—	—	8,778
Issuance of common stock for cash (August 2008)	500,000	500	—	—	24,500	—	—	25,000
Issuance of common stock for legal settlement (August 2008)	500,000	500	—	—	38,350	—	—	38,850
Issuance of common stock for legal settlement (June 2008)	3,000,000	3,000	—	—	87,000	—	—	90,000

The accompanying notes are an integral part of the consolidated financial statements.

AmStem Corporation

(A Development Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Deficit (continued)

From December 2, 2004 (Date of Inception) through December 31, 2009 (unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Stock Subscriptions Receivable	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
Issuance of common stock for services (December 2008)	1,000,000	1,000	—	—	39,000	—	—	40,000
Reduction of accounts payable in lieu of cash payment on subscription (December 2008)	—	—	—	—	—	5,000	—	5,000
Amortization of options issued to employees (December 2008)	—	—	—	—	8,777	—	—	8,777
Issuance of common stock for services (December 2008)	2,000,000	2,000	—	—	78,000	—	—	80,000
Cancellation of common stock for legal settlement (December 2008)	(3,000,000)	(3,000)	—	—	(87,000)	—	—	(90,000)
Issuance of warrants with convertible notes payable	—	—	—	—	63,750	—	—	63,750
Amortization of options issued to employees (March 2009)	—	—	—	—	8,777	—	—	8,777
Value of the beneficial conversion feature related to the issuance of convertible notes payable	—	—	—	—	28,125	—	—	28,125
Net loss for year ended March 31, 2009	—	—	—	—	—	—	(1,259,493)	(1,259,493)

Balance, March 31, 2009	47,134,258	47,134	—	—	2,789,715	(200)	(4,028,658)	(1,192,009)
Issuance of common stock in settlement of liabilities (June 2009) (unaudited)	500,000	500	—	—	29,000	—	—	29,500
Issuance of common stock for accrued payroll liabilities (June 2009) (unaudited)	2,250,000	2,250	—	—	130,500	—	—	132,750
Issuance of common stock for services (June 2009) (unaudited)	200,000	200	—	—	11,600	—	—	11,800
Amortization of options issued to employees (June 2009) (unaudited)	—	—	—	—	8,778	—	—	8,778
Issuance of common stock for convertible notes payable (September 2009) (unaudited)	8,937,500	8,938	—	—	437,937	—	—	446,875
Exercise of warrants (September 2009) (unaudited)	233,334	233	—	—	(233)	—	—	—
Issuance of common stock for merger costs (September 2009) (unaudited)	2,000,000	2,000	—	—	488,000	—	—	490,000
Discount on convertible notes payable (September 2009) (unaudited)	—	—	—	—	207,318	—	—	207,318
Amortization of options issued to employees (September 2009) (unaudited)	—	—	—	—	8,777	—	—	8,777
Issuance of warrant for legal services (September 2009) (unaudited)	—	—	—	—	17,494	—	—	17,494
Share-based compensation to employees (September 2009) (unaudited)	—	—	—	—	76,965	—	—	76,965
Issuance of common stock for convertible notes payable (October 2009) (unaudited)	3,764,960	3,765	—	—	184,483	—	—	188,248
Discount on convertible notes payable (October 2009) (unaudited)	—	—	—	—	170,131	—	—	170,131
Cancellation of common stock issued for license agreement (December 2009) (unaudited)	(5,000,000)	(5,000)	—	—	(395,000)	—	—	(400,000)
Issuance of common stock for services (November 2009) (unaudited)	150,000	150	—	—	14,100	—	—	14,250
Issuance of common stock in settlement of lawsuit (October 2009) (unaudited)	1,000,000	1,000	—	—	160,000	—	—	161,000
Share-based compensation to employees (December 2009) (unaudited)	—	—	—	—	25,704	—	—	25,704
Net loss for the nine months ended December 31, 2009 (unaudited)	—	—	—	—	—	—	(506,225)	(506,225)

Balance, December 31, 2009 (unaudited)	61,170,052	$61,170	—	$—	$4,365,269	$(200)	$(4,534,883)	$(108,644)

The accompanying notes are an integral part of the consolidated financial statements.

AmStem Corporation

(a development stage enterprise)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended December 31,		Period from December 2, 2004 (Date of Inception) through December 31,
	2009	2008	2009
Operating activities:

Net loss	$(506,225)	$(1,061,576)	$(4,534,883)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Share-based compensation to non-employees	60,471	517,495	1,864,160
Share-based compensation to employees	—	—	563,642
Amortization of options	26,332	26,332	61,441
Amortization of warrants issued with notes payable	509,187	—	517,373
Settlement of lawsuit with common stock	161,000	38,850	289,850
Cancellation of common stock issued for license agreement and settlement of liabilities	(400,000)	—	(490,000)
Gain on settlement of accrued payroll and assumption of liabilities	(329,636)	—	(329,636)
Issuance of common stock and warrants in relief of accrued payroll	154,549	—	154,549
Amortization of deferred loan costs	33,326	—	37,620
Investment income reinvested	—	—	(2,943)
Amortization	—	—	667
Write off of intangible asset	—	—	4,333
(Increase) decrease in:

Deferred loan costs	(20,000)	—	(20,000)
Prepaid expenses	40,000	6,300	(86,090)
Deposits	(3,000)	2,169	(8,000)
Increase (decrease) in:

Accounts payable	(81,586)	39,586	63,935
Accrued payroll	31,240	274,005	780,336
Accrued expenses	(60,185)	50,824	90,258

Net cash used by operating activities	(384,527)	(106,015)	(1,043,388)

Investing activities:

Proceeds from certificate of deposit, restricted	—	—	2,943

Net cash provided by investing activities	—	—	2,943

Financing activities:

Proceeds from advances from stockholder	—	—	52,528
Repayment of stockholder advances	—	—	(49,528)
Proceeds from issuance of notes payable	400,000	45,000	594,880
Repayment of notes payable	—	(25,000)	(45,000)
Advances from related party	—	—	284,521
Repayment from related party	—	23,940	(53,400)
Payment of stock offering costs	—	—	(43,976)
Proceeds from sale of stock	—	60,000	348,550

Net cash provided by financing activities	400,000	103,940	1,088,575

Net increase (decrease) in cash	15,473	(2,075)	48,130
Cash at beginning of period	32,657	2,387	—

Cash at end of period	$48,130	$312	$48,130

Supplemental disclosure of cash flow information and non-cash financing activities:

Cash paid for income taxes	$—	$—	$—

Cash paid for interest	$—	$—	$3,308

Issuance of convertible notes payable with a discount equivalent to the relative fair value of the accompanying warrants	$157,296	$—	$221,046

Issuance of convertible notes payable with a beneficial conversion feature	$159,404	$—	$187,529

Issuance of common stock for conversion of notes payable and related accrued interest	$635,123	$—	$635,123

Issuance of common stock for exercise of warrants	$233	$—	$233

Reduction in stock subscription receivable in exchange for a reduction in accounts payable	$—	$5,000	$5,000

Common stock issued for a reduction in advance from stockholder	$—	$—	$3,000

Common stock issued for a reduction in accounts payable	$—	$—	$2,000

Common stock issued for purchase of intangible asset	$—	$—	$5,000

Common stock and note payable issued for accrued payroll and assumption of liabilities	$659,312	$—	$659,312

The accompanying notes are an integral part of the consolidated financial statements.

AmStem Corporation

(a development stage enterprise)

Notes to Consolidated Financial Statements

1. Background Information and Basis of Presentation

Company Background:

The Company was originally incorporated in Nevada on December 28, 1992 as Arklow Associates, Inc. On September 1, 2005, R Capital, Stem Cell Florida, and the Company (then Altadyne, Inc.) entered into a Reorganization and Stock Purchase Agreement. At that point, the Company had no assets, liabilities or ongoing operations. Pursuant to the agreement, Altadyne acquired 100% of the issued and outstanding shares of common stock of Stem Cell Florida in a non-cash transaction and Stem Cell Florida became a wholly-owned subsidiary of Altadyne, and the shareholders of Stem Cell Florida became shareholders of the Company. The Company assumed operation of the business of Stem Cell Florida, which was to establish stem cell therapy clinics and stem cell marketing. On October 5, 2005, the Company changed its name to Stem Cell Therapy International, Inc. to reflect the new business of the Company. On November 2, 2009, the Company changed its name to AmStem Corporation in order to reflect the subsequent merged operations with Histostem Co., Ltd.

Merger with Histostem:

The Company entered into a Reorganization and Stock Purchase Agreement with Histostem Co., Ltd., a Korean company (“Histostem”) on March 10, 2008, as amended on September 23, 2009 (the “SPA”), pursuant to which we have agreed to acquire 90% of the issued and outstanding shares of Histostem in consideration for the issuance of 60% of our issued and outstanding stock. The closing of the transaction was subject to a number of conditions, including, but not limited to, (i) increasing the size of the Board of Directors to seven members; (ii) effectuating an increase in the Company’s authorized shares of common stock from 100 million shares to 500 million shares and to change the Company’s name to AmStem Corporation. The Company received a majority of the shareholder’s consent for number i and ii); and (iii) the Company will also issue a total of 4,000,000 shares to certain parties that have assisted with the completion of the SPA. The Company has filed a Form 14C with the SEC as notice of the name change and increase to the authorized number of shares. The Company closed the merger in the fourth quarter of fiscal year end March 31, 2010, with the Company issuing 102,597,040 shares of common stock to Histostem.

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

Basis of Presentation:

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. The results of operations for the three and nine months ended December 31, 2009 are not necessarily indicative of the results for a full year.

The consolidated financial statements for the three and nine month periods ended December 31, 2009 and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2009 as filed in the Form 10-K, filed with the Securities and Exchange Commission on July 10, 2009.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of AmStem Corporation and its wholly-owned subsidiaries, Stem Cell Therapy International Corp and AmStem International, Inc. All intercompany accounts and transactions have been eliminated.

2. Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the nine months ended December 31, 2009 and the period since December 2, 2004 (date of inception) through December 31, 2009, the Company has had net losses of $506,225 and $4,534,883, respectively, and cash used in operations of $384,527 and $1,043,388, respectively, and has negative working capital of $116,644 at December 31, 2009. As of December 31, 2009, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern raises substantial doubt and is dependent upon the Company’s ability to generate additional financing and ultimately increase operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the use of equity securities to pay for services and related party advances. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities and debt financing, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

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

At closing, the Company issued the Investor a warrant to purchase up to approximately 42 million shares of the Company’s common stock at an exercise price of $0.159 per share. The warrant vests with each tranche closing, with respect to an amount of shares equal to 135% of the dollar amount of the tranche in question, and the exercise price with respect to the shares vested adjusts to the closing price the trading day before the tranche notice date. The Company cannot draw on the facility until a registration statement covering the resale of the warrant shares is effective and certain other conditions are satisfied. On December 17, 2009, the Company filed a Form S-1 with the Securities and Exchange Commission registering 10,560,000 shares of common stock, which became effective on January 12, 2010.

In addition, the Company paid the Investor $20,000 at closing to cover the Investor’s legal fees and will pay a commitment fee in the amount of $250,000, in cash or shares of the Company’s common stock, at the closing of the first tranche. As of the date of this filing, the Company has not closed on the first tranche of funding.

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

AmStem Corporation

(a development stage enterprise)

Notes to Consolidated Financial Statements—(Continued)

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

Reclassifications:

Certain reclassifications have been made to the accompanying December 31, 2008 consolidated statements of operations to conform to the December 31, 2009 presentation. Such reclassifications had no impact on net loss as previously reported.

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

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes became effective for the Company on October 1, 2009. Management has determined that the adoption of these changes did not have an impact on the financial statements.

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

On June 30, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company evaluated for subsequent events through February 16, 2010, the issuance date of the Company’s financial statements.

AmStem Corporation

(a development stage enterprise)

Notes to Consolidated Financial Statements—(Continued)

4. Notes Payable

During the nine months ended December 31, 2009, the Company negotiated a settlement with a related party of $292,420 of accrued payroll and the assumption of $77,000 of liabilities in exchange for 500,000 shares of common stock valued at $29,500 and a non-interest bearing $100,000 note payable. The note is due at the earlier of demand by the holder, the closing of any subsequent funding received by the Company with minimum gross proceeds of 3 million dollars or February 1, 2011. In the event the Company is unable to repay the note on or before the maturity date, the Company will pay to the note holder 1.5% simple monthly interest on all amounts outstanding. As a result of this transaction, the Company has recorded a gain on the settlement of liabilities of $239,920 in the accompanying Consolidated Statements of Operations.

During the nine months ended December 31, 2009, the Company issued a promissory note to a related party, which effectively converted the total amount of $231,121 included in Due to Related Party into a formalized debt agreement. The promissory note is non-interest bearing and is due the earlier of demand by the holder, the closing of any subsequent funding received by the Company with minimum gross proceeds of 3 million dollars, or January 1, 2011. In the event the Company is unable to repay the note on or before the maturity date, the Company will pay to the note holder 1.5% simple monthly interest on all amounts outstanding.

During the nine months ended December 31, 2009, the Company issued 2,625,000 shares of common stock for the conversion of a $125,000 note payable and related accrued interest of $6,250.

During the nine months ended December 31, 2009, the Company received $400,000 and agreed to repay to the lenders $500,000 (Convertible Notes) at the earlier of either six months or when the Company is able to obtain subsequent financing with minimum gross proceeds of $1,000,000. The interest rate is a simple 10% per annum. At the holders’ choice the note can be converted into common shares at a rate of $0.04 per common share. The holder of the note can also convert the note, pursuant to the terms of the subsequent financing at a rate of 125% of the amount due at the closing of subsequent financing.

The Convertible Notes contain an embedded conversion feature. The difference between the conversion price and the Company’s estimated fair market value of its stock price on the commitment date of the notes was calculated to be $193,064 for notes issued during the nine months ended December 31, 2009. The Company amortized the beneficial conversion feature over the life of the convertible debt.

The Company also issued 6,000,000 warrants in connection with the Convertible Notes. The warrants are exercisable at $0.04 per share, vest immediately and expire in August and September 2014. The Company valued the warrants at their relative fair value of $184,384 and recorded a discount on the Convertible Notes. The discount is amortized as interest expense over the term of the Convertible Notes. During the three and nine months ended December 31, 2009, the Company recognized interest expense of $150,730 and $358,048 from the amortization of the discount and the beneficial conversion feature.

During the nine months ended December 31, 2009, the note holders converted the Convertible Notes into 12,702,460 shares of common stock for $635,123 of convertible debt and related accrued interest.

5. Equity

During the nine months ended December 31, 2009, the Company issued 200,000 shares of common stock valued at $11,800 for consulting services.

During the nine months ended December 31, 2009, the Company issued 2,250,000 shares of common stock valued at $132,750 in exchange for a portion of accrued compensation.

During the nine months ended December 31, 2009, the Company issued 500,000 shares of common stock valued at $29,500 in settlement of payroll obligations and other liabilities as more fully described in Note 4.

During the nine months ended December 31, 2009, the Company issued 2,000,000 shares of common stock valued at $490,000 to a consultant as part of the costs of the merger, as more fully discussed in Note 10.

During the nine months ended December 31, 2009, the Company issued 233,334 shares of common stock for the exercise of 400,000 warrants.

During the nine months ended December 31, 2009, the Company issued 150,000 shares of common stock valued at $14,250 to a consultant for investor relation services.

During the nine months ended December 31, 2009, the Company issued 1,000,000 shares of common stock valued at $161,000 in settlement of a lawsuit.

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

In addition, the Company paid the Investor $20,000 at closing to cover the Investor’s legal fees and will pay a commitment fee in the amount of $250,000, in cash or shares of the Company’s common stock, at the closing of the first tranche. As of the date of this filing, the Company has not closed on the first tranche of funding.

On November 2, 2009, the Company filed an Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock (the “Designation”), with the Nevada Secretary of State.

AmStem Corporation

(a development stage enterprise)

Notes to Consolidated Financial Statements—(Continued)

6. Stock Options and Warrants

During the nine months ended December 31, 2009, the Company did not issue any stock options.

	Shares	Exercise Prices	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at March 31, 2009	3,650,000	$0.19 - 0.25	$0.20
Options granted	—	—	—
Options exercised	—	—	—
Options cancelled or expired	—	—	—

Outstanding at December 31, 2009	3,650,000	$0.19 - 0.25	$0.20

Exercisable at December 31, 2009	3,587,500	$0.19 - 0.25	$0.20

The following table summarizes information about options outstanding and exercisable as of December 31, 2009:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$ 0.19 - $ 0.25	3,650,000	6.62 Years	$0.20	6.69 Years	3,587,500	$0.20

The aggregate intrinsic value of options outstanding at December 31, 2009, was $0 based on the Company’s closing stock price of $0.13. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The fair value of each warrant was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the weekly trading of two similar company’s underlying common stock (as the Company does not have an adequate trading history for an accurate calculation) and other factors.

Expected volatility	88% - 163.2%
Expected dividends	0
Expected term	1 - 10 years
Risk-free interest rate	1.99% - 4.71%

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2009:

	Shares	Exercise Prices	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at March 31, 2009	1,525,000	$0.03 - $0.15	$0.06
Warrants granted	8,750,000	$0.04 - $0.15	$0.08	$0.05
Warrants exercised	(400,000)	$0.15	$0.15
Warrants cancelled or expired	—	—	—	—

Outstanding at December 31, 2009	9,875,000	$0.03 - $0.15	$0.07

Exercisable at December 31, 2009	9,875,000	$0.03 - $0.15	$0.07

	Outstanding Warrants			Exercisable Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$ 0.03 - $0.15	9,875,000	5.93 Years	$0.07	5.93 Years	9,875,000	$0.07

The aggregate intrinsic value of warrants outstanding at December 31, 2009, was $660,500, based on the Company’s closing stock price of $0.13. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the warrants.

AmStem Corporation

(a development stage enterprise)

Notes to Consolidated Financial Statements—(Continued)

7. Earnings per Share

Basic earnings per common share amounts are computed by dividing earnings, after the deduction of preferred stock dividends and undistributed earnings allocated to participating securities, by the average number of common shares outstanding. Diluted earnings per share amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding. The basic and diluted weighted average number of shares was 64,452,888, 54,471,687, 47,134,258, 44,293,179 and 37,353,893 for the three and nine months ended December 31, 2009 and 2008 and the period from December 2, 2004 (Date of Inception) through December 31, 2009, respectively.

Common stock equivalents for the nine months ended December 31, 2009 was anti-dilutive due to the net losses sustained by the Company during that period. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the nine month period ended December 31, 2009 excludes approximately 1,645,700 shares that could dilute earnings per share in future periods, respectively.

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

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $3,750,000 at December 31, 2009. The loss carry forwards expire beginning in 2025. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses. Due to the limitation and the Company’s historical losses, the Company has placed a full valuation allowance against that asset of approximately $1,412,000.

9. Commitments and Contingencies

Consulting Agreements:

The Company has entered into several consulting agreements with other companies and individuals to provide consulting and advisory services to the Company. The agreements provide for terms ranging from one to three years. Additionally, the consulting agreements required the issuance of 5,989,000 shares of the Company’s common stock valued at $669,209 on the date of the agreement as the shares are non-forfeitable and non-cancelable. As of December 31, 2009, the Company has issued these shares of common stock.

Employment Agreements:

In September 2007, the Company entered into employment agreements with the Chief Financial Officer and Chief Operating Officer. The Chief Financial Officer and Chief Operating Officer each have employment agreements for a term of two years, with an annual base salary of $60,000. Additional performance-based bonuses are provided for, and the employees were granted options to purchase 900,000 shares of Company stock. Benefits under the agreement are accelerated on a change of control, and the employee is subject to certain non-competition covenants. The Chief Operating Officer’s employment agreement was not renewed at December 2009.

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

AmStem Corporation

(a development stage enterprise)

Notes to Consolidated Financial Statements—(Continued)

employee is subject to certain non-competition covenants. Upon execution of the employment agreement, the Company issued 250,000 shares of the Company’s common stock valued at $55,000.

In June 2009, the officers agreed to reduce their overall compensation by approximately $242,750 for the issuance of common stock and the agreement to pay a cash portion upon the Company obtaining the necessary financing or cash flow from operations. The Board of Director’s also agreed to make a one-time payment of $25,000 to each the President and the Chief Financial Officer for services rendered in December 2009. It was also agreed that the President and Chief Financial Officer were each to be paid $10,000 per month beginning in October 2009 until new employment agreements are executed.

In November 2009, the Company entered into employment agreements with the Chief Executive Officer and Chief Financial Officer for a term of four years beginning January 1, 2010, with an annual base salary of $225,000. Additional performance-based bonuses are provided for, and the employees will each be granted options to purchase 500,000 shares of the Company’s common stock subsequent to December 31, 2009. Benefits under the agreements are accelerated on a change of control and the employees are subject to certain non-compete covenants.

Contingencies:

On August 22, 2008, the Company entered into a Settlement and Release Agreement (“the Agreement”) with Princeton Healthcare, Inc. Princeton Healthcare, Inc. and the Company agreed to release and discharge each other, their successors, assigns, directors, officers, employees, shareholders, former directors and officers, from any and all claims, demands, causes of action, fees, costs, interest, attorney’s fees and damages that each ever had against the other for a payment of $60,000 and the issuance of 500,000 shares of common stock. As of September 30, 2009, the Company has paid $10,000 and issued 500,000 shares of common stock valued at $38,850. During the three months ended December 31, 2009, the Company and Princeton Healthcare, Inc. agreed to a full release of all liabilities in exchange for the issuance of 1,000,000 shares of the Company’s common stock.

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

Subsequent to December 31, 2009, the Company closed the merger with Histostem Korea and therefore is now obligated to issue a cashless warrant to purchase 13,903,943 shares of common stock at $0.001per share for five years.

10. Merger and Reorganization Agreement

The Company entered into a Reorganization and Stock Purchase Agreement with Histostem Co., Ltd., a Korean company (“Histostem”) on March 10, 2008, as amended on September 23, 2009 (the “SPA”), pursuant to which we have agreed to acquire 90% of the issued and outstanding shares of Histostem in consideration for the issuance of 60% of our issued and outstanding stock. The closing of the transaction was subject to a number of conditions, including, but not limited to, (i) increasing the size of the Board of Directors to seven members; (ii) effectuating an increase in the Company’s authorized shares of common stock from 100 million shares to 500 million shares and to change the Company’s name to AmStem Corporation. The Company received a majority of the shareholder’s consent for number i and ii); and (iii) the Company will also issue a total of 4,000,000 shares to certain parties that have assisted with the completion of the SPA. The Company has filed a Form 14C with the SEC as notice of the name change and increase to the authorized number of shares. The Company closed the merger in the fourth quarter of fiscal year end March 31, 2010, with the Company issuing 102,597,040 shares of common stock to Histostem.

AmStem Corporation

(a development stage enterprise)

Notes to Consolidated Financial Statements—(Continued)

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

11. Related Party Transactions

At March 31, 2009, the due to related party account of $231,121 is made up of advances from the majority stockholder to assist the Company with its financial obligations. During the nine months ended December 31, 2009, the Company converted the total amount of $231,121 into a formalized debt agreement. The promissory note is non-interest bearing and is due the earlier of the closing of any subsequent funding received by the Company with minimum gross proceeds of 3 million dollars or January 1, 2011. In the event the Company is unable to repay the note on or before the maturity date, the Company will pay to the note holder 1.5% simple monthly interest on all amounts outstanding.

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $12,800 and $11,900 during the nine months ended December 31, 2009 and 2008, respectively. As of December 31, 2009, the Company owes Norco $977. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in September of 2007, as the Company’s Chief Financial Officer. The Company continues to use Norco for accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

The above amounts are not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with independent parties.

12. Gain on Settlement of Liabilities

During the nine months ended December 31, 2009, the Company recorded a gain of $286,670 related to the settlement of several liabilities and accrued expenses. The Company also renegotiated the legal expenses related to the attorney that is assisting with the completion of the merger documents, which resulted in a net gain of $42,966.

During the nine months ended December 31, 2009, the Company recorded a gain of $400,000 related to the return of 5,000,000 shares of common stock that were previously issued for services which were never received.

13. Subsequent Events

Subsequent to December 31, 2009, a note holder converted Convertible Notes into 1,276,027 shares of common stock for $63,801 of convertible debt and related accrued interest.

Subsequent to December 31, 2009, the Company completed the closing of the Reorganization and Stock Purchase Agreement with Histostem Co., Ltd.

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

General Overview

The Company was originally incorporated in Nevada on December 28, 1992 as Arklow Associates, Inc. On September 1, 2005, R Capital, Stem Cell Florida, and the Company (then Altadyne, Inc.) entered into a Reorganization and Stock Purchase Agreement. At that point, the Company had no assets, liabilities or ongoing operations. Pursuant to the agreement, Altadyne acquired 100% of the issued and outstanding shares of common stock of Stem Cell Florida in a non-cash transaction and Stem Cell Florida became a wholly-owned subsidiary of Altadyne, and the shareholders of Stem Cell Florida became shareholders of the Company. The Company assumed operation of the business of Stem Cell Florida, which was to establish stem cell therapy clinics and stem cell marketing. On October 5, 2005, the Company changed its name to Stem Cell Therapy International, Inc. to reflect the new business of the Company. On November 2, 2009, the Company changed its name to AmStem Corporation in order to reflect the subsequent merged operations with Histostem Co., Ltd.

Merger with Histostem:

The Company entered into a Reorganization and Stock Purchase Agreement with Histostem Co., Ltd., a Korean company (“Histostem”) on March 10, 2008, as amended on September 23, 2009 (the “SPA”), pursuant to which we have agreed to acquire 90% of the issued and outstanding shares of Histostem in consideration for the issuance of 60% of our issued and outstanding stock. The closing of the transaction was subject to a number of conditions, including, but not limited to, (i) increasing the size of the Board of Directors to seven members; (ii) effectuating an increase in the Company’s authorized shares of common stock from 100 million shares to 500 million shares and to change the Company’s name to AmStem International Corp. (subsequent to September 30, 2009, the Company received a majority of the shareholder’s consent for number i and ii); and (iii) the Company will also issue a total of 4,000,000 shares to certain parties that have assisted with the completion of the SPA. The Company has filed a Form 14C with the SEC as notice of the name change and increase to the authorized number of shares. The Company closed the merger in the fourth quarter of fiscal year end March 31, 2010, with the Company issuing 102,597,040 shares of common stock to Histostem.

Since the Company entered into the Stock Purchase Agreement with Histostem our substantive business operations have focused primarily on positioning the Company to leverage Histostem’s platform throughout the United States and the world and to obtain the necessary financing to complete the transaction.

In April 2009, the Company formed AmStem International, Inc., a wholly owned subsidiary of the Company. AmStem International, Inc. is a new biotechnology company which provides biotherapeutic and cosmetic stem cell products, stem cell collection and storage know-how, and access to nanotechnology vital to the cutting edge stem cell research. For the nine months ended December 31, 2009, there was no activity in this Company.

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

Results of Operations

As of December 31, 2009 and for the three months ended December 31, 2009 and 2008

We had no revenue during the three months ended December 31, 2009 or 2008. This is primarily due to the fact that management has been concentrating most of its efforts on finalizing the Histostem transaction. The Company is in the process of negotiating new revenue contracts.

Legal expenses decreased $21,134 to $42,745 for the three months ended December 31, 2009 as compared to $63,879 for the three month period ended December 31, 2008. The decrease in legal expense is primarily due to the initial legal fees paid in 2008 in relation to the merger. For the three months ended December 31, 2009, the Company had some minor litigation and merger costs, in addition to the legal fees in conjunction with the Securities and Exchange Commission filings.

Consulting expenses decreased $10,896 to $29,329 for the three months ended December 31, 2009 as compared to $40,225 for the three month period ended December 31, 2008. The decrease in consulting expense is primarily due to the decrease in consulting agreements while the Company concentrated on completing the merger agreement.

Accounting expenses increased $9,770 to $16,153 for the three months ended December 31, 2009 as compared to $6,383 for the three month period ended December 31, 2008. The increase in accounting expense is primarily due to the additional audit fees related to the review of the Form S-1 and an overall increase in accounting and audit fees during 2009.

Compensation expense decreased $26,250 to $60,000 for the three months ended December 31, 2009 as compared to $86,250 for the three month period ended December 31, 2008. The decrease in compensation expense is due to the expiration of the employment agreements with the Chief Financial Officer and the Chief Operating Officer. The Company’s Board of Director’s agreed to pay both the President and Chief Financial Officer $10,000 per month beginning in October 2009.

Stock based compensation increased to $25,704 for the three months ended December 31, 2009 as compared to $8,777 for the three month period ended December 31, 2008. The increase in stock based compensation is due to grants of options to a Board member for services.

Settlement expenses increased to $111,000 for the three months ended December 31, 2009 as compared to ($90,000) for the three month period ended December 31, 2008. Settlement expense is primarily the result of the settlement of the Princeton Healthcare lawsuit.

Selling, general and administrative expenses increased $25,795 to $26,716 for the three months ended December 31, 2009 as compared to $921 for the three months ended December 31, 2008. The increase in selling, general and administrative expenses is due to an increase in travel and entertainment expenses for additional trips to Korea in coordinating the completion of the merger and the additional costs to establish the Company’s website.

Gain on settlement of liabilities increased $400,000 for the three months ended December 31, 2009 as compared to $0 for the three months ended December 31, 2008. The increase in gain on settlement of liabilities is mainly due to the cancellation of 5,000,000 shares of common stock in connection with the nonperformance of a services agreement.

Interest expense, net, increased $183,075 to $183,428 for the three months ended December 31, 2009 as compared $353 for the three month period ended December 31, 2008. The increase in interest expense is due to the increase in notes payable and the related amortization of the discount, beneficial conversion feature and the discount related to the value of the underlying warrants issued in connection with the debt.

Our net loss for the three months ended December 31, 2009 was $95,075 as compared to $116,788 during the same period in 2008. The loss primarily reflects the increase in settlement expense and interest expense, net of the gain on the settlement of liabilities.

As of December 31, 2009 and for the nine months ended December 31, 2009 and 2008

We had no revenue during the nine months ended December 31, 2009 or 2008. This is primarily due to the fact that management has been concentrating most of its efforts on finalizing the Histostem transaction. The Company is in the process of negotiating new revenue contracts.

Legal expenses decreased $140,545 to $93,180 for the nine months ended December 31, 2009 as compared to $233,725 for the nine month period ended December 31, 2008. The decrease in legal expense is primarily due to the initial legal fees paid in 2008 in relation to the merger. For the nine months ended December 31, 2009, the Company had some minor litigation and merger costs, in addition to the legal fees in conjunction with the Securities and Exchange Commission filings as well as the overall decrease in Company activity while concentrating on the completion of the merger agreement.

Consulting expenses decreased $303,044 to $43,567 for the nine months ended December 31, 2009 as compared to $346,611 for the nine month period ended December 31, 2008. The decrease in consulting expense is primarily due to the decrease in consulting agreements while the Company concentrated on completing the merger agreement.

Accounting expenses increased $1,391 to $63,451 for the nine months ended December 31, 2009 as compared to $62,060 for the nine month period ended December 31, 2008. The increase in accounting expense is primarily due to additional audit fees related to the review of the Form S-1 and an overall increase in accounting and audit fees during 2009.

Compensation expense decreased $56,631 to $218,824 for the nine months ended December 31, 2009 as compared to $275,455 for the nine month period ended December 31, 2008. The decrease in compensation expense is due to the expiration of the employment agreements with the Chief Financial Officer and the Chief Operating Officer. In September 2009, the Company agreed to pay the Company’s President and Chief Financial Officer each $25,000. The Company’s Board of Director’s agreed to pay both the President and Chief Financial Officer $10,000 per month beginning in October 2009.

Stock based compensation increased to $120,224 for the nine months ended December 31, 2009 as compared to $26,331 for the nine month period ended December 31, 2008. The increase in stock based compensation is due to grants of options for the Officers and Directors.

Settlement expenses increased to $111,000 for the nine months ended December 31, 2009 as compared to $98,850 for the nine month period ended December 31, 2008. Settlement expense is primarily the result of the Company settling several lawsuits.

Selling, general and administrative expenses increased $16,288 to $33,287 for the nine months ended December 31, 2009 as compared to $16,999 for the nine months ended December 31, 2008. The increase in selling, general and administrative expenses is due an increase in travel and entertainment expenses for additional trips to Korea in coordinating the completion of the merger and the additional costs to establish the Company’s website.

Gain on settlement of liabilities increased to $729,636 for the nine months ended December 31, 2009 from $0 for the nine months ended December 31, 2008. The increase in gain on settlement of liabilities is mainly due to the cancellation of 5,000,000 shares of common stock in connection with the nonperformance of a services agreement.

Interest expense, net, increased $550,783 to $552,328 for the nine months ended December 31, 2009 as compared to $1,545 for the nine month period ended December 31, 2008. The increase in interest expense is due to the increase in notes payable and the related amortization of the discount.

Our net loss for the nine months ended December 31, 2009 was $506,225 as compared to $1,061,576 during the same period in 2008. The loss primarily reflects the decrease in legal expenses, consulting expenses and compensation expenses, net of the gain on the settlement of some accrued expenses.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended December 31, 2009 and the period since December 2, 2004 (date of inception) through December 31, 2009, the Company has had a net loss of $506,225 and $4,534,883, respectively and cash used by operations of $384,527 and $1,043,388, respectively, and negative working capital of $116,644 at December 31, 2009.

As of December 31, 2009, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin significant operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from shareholder advances and some relatively minor sales of equity securities (as set forth below). The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, debt financing and loans from the Company’s Chief Executive Officer, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

During the nine months ended December 31, 2009, the Company issued 2,625,000 shares of common stock for the conversion of a $125,000 note payable and related accrued interest of $6,250.

During the nine months ended December 31, 2009, the Company received $400,000 and agreed to repay to the lenders $500,000 (Convertible Notes) at the earlier of either six months or when the Company is able to obtain subsequent financing with minimum gross proceeds of $1,000,000. The interest rate is a simple 10% per annum. At the holders’ choice the note can be converted into common shares at a rate of $0.04 per common share. The holder of the note can also convert the note, pursuant to the terms of the subsequent financing at a rate of 125% of the amount due at the closing of subsequent financing.

The Convertible Notes contain an embedded conversion feature. The difference between the conversion price and the Company’s estimated fair market value of its stock price on the commitment date of the notes was calculated to be $193,064 for notes issued during the nine months ended December 31, 2009. The Company amortized the beneficial conversion feature over the life of the convertible debt.

The Company also issued 6,000,000 warrants in connection with the Convertible Notes. The warrants are exercisable at $0.04 per share, vest immediately and expire in August and September 2014. The Company valued the warrants at their relative fair value of $184,384 and recorded a discount on the Convertible Notes. The discount is amortized as interest expense over the term of the Convertible Notes. During the three and nine months ended December 31, 2009, the Company recognized interest expense of $150,730 and $358,048 from the amortization of the discount and the beneficial conversion feature.

During the nine months ended December 31, 2009, the note holders converted the Convertible Notes into 12,702,460 shares of common stock for $635,123 of convertible debt and related accrued interest.

Effective June 27, 2007, the Company entered into an agreement with Newbridge Securities, Corp. (“Newbridge”) to assist the Company on a “best efforts” basis in raising approximately $250,000 in a private offering of up to 2 million shares of restricted common stock at a price of $0.125 per share. As of December 31, 2009, the Company has received $206,024 of proceeds, which represents $250,000 gross proceeds less $43,976 of offering costs.

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

In addition, the Company paid the Investor $20,000 at closing to cover the Investor’s legal fees and will pay a commitment fee in the amount of $250,000, in cash or shares of the Company’s common stock, at the closing of the first tranche. As of the date of this filing, the Company has not closed on the first tranche of funding.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See disclosure of legal proceeds in the Company’s March 31, 2009 Form 10K as filed with the Securities and Exchange Commission on July 10, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2009, the Company issued 3,764,960 shares of common stock in conversion of $188,248 of notes payable and accrued expenses. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended December 31, 2009, the Company issued 150,000 shares of common stock for services valued at $14,250. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended December 31, 2009, the Company issued 1,000,000 shares of common stock to a Company in settlement of a lawsuit valued at $161,000. These shares were issued without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Index. The following exhibits are filed with or incorporated by reference into this quarterly report:

3(i)	Amendment to the Articles of Incorporation incorporated herein by reference to the Current Report on Form 8-K filed on November 3, 2009

10.1	Restated Reorganization and Stock Purchase Agreement between Stem Cell Therapy International, Inc., and Histostem Co., Ltd., incorporated herein by reference to the Current Report on Form 8-K filed September 25, 2009.

10.40	Employee Agreement between Stem Cell Therapy International, Inc. and David Stark incorporated herein by reference to Form 10-Q filed on November 16, 2009

10.41	Employee Agreement between Stem Cell Therapy International, Inc. and Andrew J. Norstrud incorporated herein by reference to Form 10-Q filed on November 16, 2009

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.)

32.2	Certification of the Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350.)

99.1	Preferred Stock Purchase Agreement, dated November 2, 2009, incorporated herein by reference to the Current Report on Form 8-K filed on November 3, 2009

99.2	Warrant to Purchase Common Stock, dated November 2, 2009, incorporated herein by reference to the Current Report on Form 8-K filed on November 3, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2010

By:	/S/ DAVID STARK
Name:	David Stark
Title:	Chairman of the Board of Directors, President and Chief Executive Officer

Date: February 16, 2010

By:	/S/ ANDREW J. NORSTRUD
Name:	Andrew J. Norstrud
Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer